Form 10-Q
period 1996-06-30
CROWN VANTAGE INC
filed 1996-08-14
CIK 948073

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                             FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 1996  Commission File Number:  1-13868
- -------------------------------------------------------------------------------

                          CROWN VANTAGE INC.
- -------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

             Virginia                                  54-1752384
- -------------------------------------------------------------------------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)

     300 Lakeside Drive, Oakland, CA                   94612-3592
- -------------------------------------------------------------------------------
 (Address of principal executive offices)               (Zip Code)

                            (510) 874-3400
- -------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

                             Not Applicable
- -------------------------------------------------------------------------------
          (Former name, former address, and former fiscal year,
                       if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                Yes __X__         No _____

Number of shares of no par value common stock outstanding as of the close of business on August 13, 1996:

                                     9,093,135 Shares
                                --------------------------

                                   INDEX

                            CROWN VANTAGE INC.


PART I: Financial Information

  Item 1.  Financial Statements

         - Condensed Consolidated Balance Sheets - June 30, 1996 and December 31, 1995.

         - Condensed Consolidated Statements of Operations - Three months and six months ended June 30, 1996 and June 25, 1995.

         - Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 1996 and June 25, 1995.

         - Notes to Condensed Consolidated Financial Statements.

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II: Other Information

  Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

PART I  --  FINANCIAL INFORMATION

ITEM 1  --  FINANCIAL STATEMENTS

                             CROWN VANTAGE INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS OF DOLLARS)


ASSETS                                       June 30, 1996  December 31, 1995
                                             -------------  -----------------
                                              (UNAUDITED)
Current Assets:
 Cash and cash equivalents                      $ 12,704       $  5,335
 Accounts receivable, net                         53,191        106,674
 Inventories                                      99,362        100,422
 Prepaid expenses and other current assets         9,518          8,832
 Deferred income taxes                            14,899         14,899
                                                --------       --------
  Total current assets                           189,674        236,162
Property, plant and equipment, net               668,056        668,340
Other assets                                      42,031         39,952
Unamortized debt issue costs                      15,912         16,448
Intangibles, net                                  30,664         31,226
                                                --------       --------
  Total Assets                                  $946,337       $992,128
                                                --------       --------
                                                --------       --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                               $ 51,132       $ 57,569
 Accrued liabilities                              78,353         79,959
 Current portion of long-term debt                 7,589         11,883
                                                --------       --------
  Total current liabilities                      137,074        149,411
Long-term debt                                   516,217        555,352
Accrued postretirement benefits
  other than pensions                            101,032        100,358
Accrued pension                                   15,898         14,235
Other long-term liabilities                       16,258         15,507
Deferred income taxes                            111,793        112,039
                                                --------       --------
  Total Liabilities                              898,272        946,902
                                                --------       --------
Shareholders' Equity:
 Preferred Stock, no par value;
      Authorized - 500,000 shares;
      Issued and outstanding - None
 Common Stock, no par value;
      Authorized - 50,000,000 shares;
      Issued and outstanding 9,093,135 and
      8,917,661 shares at June 30, 1996
      and December 31, 1995, respectively         46,130         44,539
 Unearned ESOP shares and other                  (11,152)       (11,152)
 Cumulative foreign currency
   translation adjustment                           (200)        (1,348)
 Retained earnings                                13,287         13,187
                                                --------       --------
                                                  48,065         45,226
                                                --------       --------
Total Liabilities and Shareholders' Equity      $946,337       $992,128
                                                --------       --------
                                                --------       --------

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             CROWN VANTAGE INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          For the  Second Quarter (13 weeks) and Six Months (26 weeks)
                      Ended June 30, 1996 and June 25, 1995
                   (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE)


                                       Second Quarter          Six Months
                                     -------------------   -------------------
                                       1996       1995      1996       1995
                                     --------   --------   --------   --------
                                         (UNAUDITED)          (UNAUDITED)
Net sales                            $230,564   $272,253   $483,417   $533,930

Cost of goods sold                    208,019    239,536    428,455    468,191
                                     --------   --------   --------   --------
Gross margin                           22,545     32,717     54,962     65,739
Selling and administrative expenses    12,392     15,139     24,340     28,098
                                     --------   --------   --------   --------
    Operating Income                   10,153     17,578     30,622     37,641
Interest expense                      (15,718)      (496)   (31,830)      (985)
Other income, net                         647        300      1,373        251
                                     --------   --------   --------   --------
    Income (loss) before
     income taxes                      (4,918)    17,382        165     36,907
Provision (benefit) for income taxes   (1,956)     6,984         65     14,763
                                     --------   --------   --------   --------
     NET INCOME (LOSS)               $ (2,962)  $ 10,398   $    100   $ 22,144
                                     --------   --------   --------   --------
                                     --------   --------   --------   --------

Earnings (loss) per share            $   (.35)             $   .01
                                     --------              --------
                                     --------              --------

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS .

                             CROWN VANTAGE INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Six Months (26 weeks)
                    Ended June 30 1996 and June 25 1995
                         (IN THOUSANDS OF DOLLARS)

                                                                Six Months
                                                            ------------------
                                                              1996       1995
                                                            -------    -------
                                                                (UNAUDITED)
Cash Provided by (Used for) Operating Activities:
 Net income                                                 $   100    $22,144
 Items not affecting cash:
  Depreciation and cost of timber harvested                  37,583     39,276
  Amortization of goodwill and other intangibles                562        563
  Interest on Pay-in-Kind Notes                               6,459          -
  Other, net                                                  3,130      1,811
 Changes in current assets and liabilities:
  Accounts receivable (includes $40,000 sold in 1996)        53,483        116
  Inventories                                                 1,061     (6,872)
  Other current assets                                         (437)      (332)
  Accounts payable                                           (6,438)     5,041
  Other current liabilities                                  (4,912)    (3,931)
 Other, net                                                   4,124       (535)
                                                            -------    -------
  Cash Provided by Operating Activities                      94,715     57,281
                                                            -------    -------
Cash Provided by (Used for) Investing Activities:
 Expenditures for property, plant and equipment             (37,652)   (22,321)
 Other, net                                                     353        694
                                                            -------    -------
  Cash Used for Investing Activities                        (37,299)   (21,627)
                                                            -------    -------
Cash Provided by (Used for) Financing Activities:
 Proceeds from draw down of Revolving Credit                106,000          -
 Repayments of Revolving Credit                            (109,000)         -
 Repayments of Term Loans and other long-term debt          (47,047)      (644)
 James River capital (withdrawal) infusion                        -    (45,150)
                                                            -------    -------
  Cash Used for Financing Activities                        (50,047)   (45,794)
                                                            -------    -------
Increase (decrease) in cash and cash equivalents              7,369    (10,140)
Cash and cash equivalents at beginning of period              5,335     12,435
                                                            -------    -------
Cash and cash equivalents at end of period                 $ 12,704   $  2,295
                                                            -------    -------
                                                            -------    -------

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

     Also in connection with the Spin-Off, the Company entered into a Contribution Agreement and certain transition agreements with James River. The Company will rely on such agreements for certain services, and the supply of a portion of the products used in the Company's manufacturing business, generally over terms of one to three years, at agreed to prices consistent with market terms.

NOTE 2  --  BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements include the consolidated operations, assets and liabilities of Crown Vantage Inc. (the "Parent"), Crown Paper Co., and Crown Paper Co.'s consolidated subsidiaries for the three months and six months ended June 30, 1996 and the combined historical operations, assets and liabilities of the Predecessor Business while a part of James River for the three months and six months ended June 25, 1995. For simplicity of presentation, these financial statements are referred to as consolidated financial statements herein.

     The condensed consolidated financial statements for the quarter and six months ended June 25, 1995 have been prepared as if the Company had operated as an independent stand-alone entity, except the Company generally did not have significant borrowings, and there was no allocation of James River's consolidated borrowings, and related interest expense, except for interest capitalized as a component of properties. During the period ended June 25, 1995, the Company engaged in various transactions with James River and its affiliates that are characteristic of a group of companies under common control. Throughout this period, the Company participated in James River's centralized cash management system and, as such, its cash funding requirements were met by James River. The Company was charged by James River for direct costs and expenses associated with its operations which have been included in cost of goods sold or selling and administrative expenses, as appropriate. James River's administrative costs not directly attributable to the

Company, which historically had not been allocated, have been allocated to the Company for the quarter and six months ended June 25, 1995 based on net sales and are included in selling and administrative expense.

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The condensed consolidated balance sheet as of December 31, 1995 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 29, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Crown Vantage Inc.'s Annual Report to Shareholders and Form 10-K for the year ended December 31, 1995.

     The Company adopted Statement of Financial Accounting Standards No. 121 ("Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of") in the first quarter of 1996. Adoption of Statement of Financial Accounting Standards No. 121 did not have a material effect on the Company's financial position or results of operations.

NOTE 3 -- EARNINGS PER SHARE

     The computation of earnings (loss) per share for the quarter and six months ended June 30, 1996 is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period (8,562,097 and 8,543,021 for the three and six months ended June 30, 1996, respectively). The number of shares considered outstanding does not include 308,289 unearned shares held by the Employee Stock Ownership Plan Trust at June 30, 1996. In accordance with Statement of Position 93-6 ("Employers' Accounting for Employee Stock Ownership Plans"), shares held by the Trust are not considered outstanding for purposes of computing earnings per share until the shares are committed for release from the Trust.

     Earnings per share information is not presented for the quarter or six months ended June 25, 1995 since the Company had no separate capital structure until August 25, 1995. See Note 11 for pro forma earnings per share information for the quarter and six months ended June 25, 1995.

NOTE 4  --  INCOME TAX

     Historically the Company has been included in the consolidated federal and combined/unitary state income tax returns of James River. Income taxes in the consolidated financial statements for the quarter and six months ended June 25, 1995 represent the Company's share of James River's income tax provision which is intended to approximate the amount which would have been recognized had the Company filed separate income tax returns. Income taxes for the quarter and six months ended June 30, 1996 have been provided at the Company's estimated effective rate (approximately 39.75%) for the year ending December 29, 1996.

NOTE 5  --  LONG TERM DEBT

     Consolidated long-term debt consists of the following:

                                                      June 30    December 31
                                                       1996         1995
                                                     ---------   -----------
                                                   (IN THOUSANDS OF DOLLARS)
CROWN PAPER CO.
 Bank Credit Facility:
  Revolving credit, due 2002                         $   7,000    $  10,000
  Term Loan A, due 2002                                 53,553       97,500
  Term Loan B, due 2003                                 99,250       99,750
                                                     ---------    ---------
                                                       159,803      207,250
 11% Senior Subordinated Notes, due 2005               250,000      250,000
 Industrial Revenue Bonds, payable to 2022              21,951       24,182
 10% Note, payable in 1996                                  --          353
                                                     ---------    ---------
                                                       431,754      481,785

CROWN VANTAGE INC.
 11.45% Senior Pay-in-Kind Notes, due 2007
  less unamortized discount                             92,052       85,450
                                                     ---------    ---------
                                                       523,806      567,235
 Less current portion                                    7,589       11,883
                                                     ---------    ---------
                                                     $ 516,217    $ 555,352
                                                     ---------    ---------
                                                     ---------    ---------


     In June 1996, the Company pre-paid $40 million on Term Loan A using proceeds obtained through the sale of certain accounts receivable (Note 8).

     Maturities of long-term debt (after giving effect to the prepayment of Term Loan A) for the next five fiscal year ends are: 1997 - $7.5 million; 1998 - $9.7 million; 1999 - $9.7 million; 2000 - $10.1 million; and 2001 -
$23.1 million.

NOTE 6  --  INVENTORIES

                                            June 30, 1996   December 31, 1995
                                           ---------------  -----------------
                                                 (IN THOUSANDS OF DOLLARS)


Raw material                                    $ 26,562        $   37,238
Work in process                                    4,266             5,856
Finished goods                                    46,639            40,745
Stores and supplies                               34,373            35,141
                                                --------        ----------
                                                 111,840           118,980
Reduction to state inventories at
last-in, first-out cost                          (12,478)          (18,558)
                                                --------        ----------
                                                $ 99,362        $  100,422
                                                --------        ----------
                                                --------        ----------

NOTE 7  --  LITIGATION AND ENVIRONMENTAL MATTERS

     The Company is a party to various legal proceedings generally incidental to its business and is subject to a variety of environmental protection statutes and regulations. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings involving environmental matters. Although the ultimate disposition of legal proceedings cannot be predicted with certainty, it is the present opinion of the Company's management that the outcome of any claim which is pending or threatened, either individually or on a combined basis, will not have a materially adverse effect on the consolidated financial position of the Company but could materially affect consolidated results of operations in a given period.

     In addition, the Company has been identified as a potentially responsible party, along with others, under the Comprehensive Environmental Response, Compensation and Liability Act or similar federal and state laws regarding the past disposal of wastes at approximately 20 sites in the United States. It is the Company's policy to accrue remediation costs when it is probable that such costs will be incurred and when they can be reasonably estimated. Estimates of future response costs are necessarily imprecise due to, among other things, the possible identification of presently unknown sites and the allocation of costs among potentially responsible parties with respect to any such sites. However, based upon its previous experience with respect to the cleanup of hazardous substances as well as the regular detailed review of its known hazardous waste sites and estimated costs to remediate certain sites, the Company has accrued $11.6 million and $11.0 million at June 30, 1996 and December 31, 1995 respectively. The liabilities can change substantially due to such factors as the solvency of other potentially responsible parties, additional information on the nature or extent of contamination, methods of remediation required, and other actions by governmental agencies or private parties. Although the Company has accrued cleanup and remediation liabilities currently, expenditures generally are paid over an extended period of time, in some cases as long as 30 years.
 While it is not feasible to predict the outcome of all environmental liabilities, based on the most recent review by management of these matters, management is of the opinion that its share of the costs of investigation and remediation of the sites of which it is currently aware will not have a material adverse effect upon the consolidated financial position of the Company.

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

     In December 1993, the EPA published draft rules which contain proposed regulations affecting pulp and paper industry discharges of wastewater and gaseous emissions ("Cluster Rules"). The final Cluster Rules were scheduled to be issued in late 1995; however, their issuance is now anticipated to occur no earlier than the fourth quarter of 1996 with compliance required three years later. These Cluster Rules may require significant changes in the pulping, bleaching and/or wastewater treatment processes presently used in some U.S. pulp and paper mills, including some of the Company's mills. Although it is reasonably possible that the implementation of the Cluster Rules could materially impact the Company's expenditures between 1997 and 2000, it is not currently possible to estimate such amounts.

NOTE 8  --  SALE OF ACCOUNTS RECEIVABLE

     In June 1996, the Company entered into a five year agreement which provides for the sale of an undivided interest in a $40 million revolving pool of trade accounts receivable. As collections reduce accounts receivable included in the pool, the Company sells undivided interests in new receivables in order to bring the amount sold up to $40 million. The agreement provides for a maximum allowable amount of accounts receivable that can be sold of $60 million.

     Proceeds from the sale, which are reported as operating cash flows in the condensed consolidated statement of cash flows, were used to prepay $40 million of long-term debt. The proceeds from the initial and subsequent sales are less than the face amount of the undivided interests in accounts receivable sold. The discount from the face amount, which totaled $270,000 in June 1996, is included in other income, net in the condensed consolidated statement of operations.

NOTE 9 -- NEW ACCOUNTING PRONOUNCEMENT

     In July 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 ("Transfers of Financial Assets and Extinguishments of Liabilities"). Statement of Financial Accounting Standards No. 125 ("SFAS No. 125") will require that both transferors and transferees recognize the assets and liabilities (or components thereof) that it controls and "derecognize" the assets that are surrendered or extinguished in a transfer. SFAS No. 125 would be effective for transactions occurring after December 31, 1996. The Company does not believe that adoption of SFAS No. 125 will have a material adverse effect on its financial position or results of operations.

NOTE 10 -- SUBSEQUENT EVENT

     In July 1996, the Company completed an $18 million refinancing of certain industrial revenue bonds issued by the Business Finance Authority of the State of New Hampshire (the "Refunding Bonds"). The Refunding Bonds were issued to refinance certain of the Company's pollution control and solid waste disposal facilities located in the State of New Hampshire. The bonds are due January 1, 2022 and bear interest at 7.75%.

     Also in July 1996, the Company finalized an agreement with the Business Finance Authority of the State of New Hampshire whereby a total of $12.3 million of bonds were sold (the "Project Bonds") to finance certain sewage and solid waste disposal facilities to be used by the Company. Upon sale of the Project Bonds, $2.6 million of proceeds were used to pre-pay Term Loan A and the remaining net proceeds were deposited with a trustee to be used by the Company as needed to finance eligible project costs. The Project Bonds bear interest at 7.875% and are due July 1, 2026.

NOTE 11  --  SUPPLEMENTAL UNAUDITED PRO FORMA CONDENSED STATEMENT
             OF OPERATIONS

     The following supplemental unaudited pro forma condensed statements of operations are presented for informational purposes to present the results of operations assuming that the Spin-Off of the Predecessor Business had occurred as of December 26, 1994 and that the issuance of debt discussed in
Note 1 had occurred as of December 26, 1994. This information may not necessarily be indicative of the future results of operations of the Company or what the results of operations would have been had the Company operated as a separate independent Company during the entire periods presented.

                                                  Six Months Ended
                                                   June 25, 1995
                                    -------------------------------------------
                                                      Pro forma
                                      Historical      Adjustments     Pro forma
                                      ----------      -----------     ---------
                                    (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE)

 Net sales                             $533,930       $   (500)(a)     $533,430
 Less:
 Cost of goods sold                     468,191            929 (b)      469,120
                                       --------       --------         --------
 Gross margin                            65,739         (1,429)          64,310
 Selling and administrative expenses     28,098             --           28,098
                                       --------       --------         --------
    Operating Income                     37,641         (1,429)          36,212
 Interest expense                          (985)       (30,955)(c)      (31,940)
 Other income                               251             --              251
                                       --------       --------         --------
 Income before income taxes              36,907        (32,384)           4,523
 Provision for income taxes              14,763        (12,597)(d)        2,166
                                       --------       --------         --------
         NET INCOME                     $22,144       $(19,787)          $2,357
                                       --------       --------         --------
                                       --------       --------         --------

 Pro forma earnings per share (e)                                         $ .28
                                                                       --------
                                                                       --------


                                                Three Months Ended
                                                  June 25, 1995
                                    -------------------------------------------
                                                      Pro forma
                                      Historical      Adjustments     Pro forma
                                      ----------      -----------     ---------
                                    (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE)

 Net sales                             $272,253       $   (250)(a)     $272,003
 Less:
 Cost of goods sold                     239,536            487 (b)      240,023
                                       --------       ---------       ---------
 Gross margin                            32,717           (737)          31,980
 Selling and administrative expenses     15,139                          15,139
                                       --------       ---------        --------
  Operating Income                       17,578           (737)          16,841
 Interest expense                          (496)       (15,315)(c)      (15,811)
 Other income                               300            --               300
                                       --------       ---------        --------
 Income before income taxes              17,382        (16,052)           1,330
 Provision for income taxes               6,984         (6,244)(d)          740
                                       --------       ---------        --------
         NET INCOME                     $10,398       $ (9,808)        $    590
                                       --------       ---------        --------
                                       --------       ---------        --------

 Pro forma earnings per share(e)                                          $ .07
                                                                       --------
                                                                       --------

(a) Historically, the Company has produced approximately 38,000 tons of creped paper for converting to toweling for sale to James River's Consumer Products Business at the Company's cost to produce. In connection with the Spin-Off, the Company has entered into a product supply agreement whereby the Company will supply to James River creped paper for converting to toweling amounting to up to 20,000 tons annually at an agreed upon price. The financial effect of this agreement would have decreased each of net sales and income before income taxes by approximately $500,000 for the six months of 1995 and $250,000 for the three months of 1995. The Company will utilize the remaining 18,000 tons of capacity as it deems appropriate. No adjustment has been made in the pro forma statements with respect to the Company's utilization of this remaining capacity.

(b) Historically, when the Company has purchased pulp from facilities within James River, the purchase price of the pulp was reflected at existing published prices less a discount ranging from 0% to 9% based upon a combination of prevailing market prices and volumes purchased. Beginning August 28, 1995, based upon a three year Pulp Purchase Agreement entered into by the Company and James River, the price of such pulp purchases will be at existing published prices less a discount ranging from 0% to 6% based upon a combination of prevailing market prices and volumes purchased. The effect of this agreement, if it was consummated at the beginning of the periods presented, would have increased cost of goods sold by approximately $929,000 for the six months of 1995 and $487,000 for the three months of 1995.

(c) Reflects pro forma increases in the Company's interest expense assuming that amounts outstanding in 1996 with respect to the Senior Subordinated Notes, Senior Pay-in-Kind Notes, and borrowings under the Bank Credit Facility were outstanding during the corresponding period in 1995. Pro forma interest expense also includes line of credit fees, guaranty fees for IRB's and commitment fees on the unused portion of the Revolver for the periods presented. Included in pro forma interest expense is the amortization of the pro rata portion of debt issue costs related to the Financings which will be amortized over the lives of the related indebtedness. Variable rate debt of the Company is subject to ongoing interest rate fluctuations. The effect of a 1% increase in the interest rate on these borrowings would have the impact of increasing interest expense by approximately $1.3 million for the six months of 1995 and $0.6 million for the three months of 1995.

(d) Reflects the effects of the pro forma adjustments on income tax expense using an estimated marginal tax rate of 38.9% for the periods presented.

(e) Pro forma earnings per share is computed based upon 8,562,097 and 8,543,021 assumed weighted average shares outstanding for the three month and six month periods, respectively. The number of shares considered outstanding does not include 308,289 shares held be the Employee Stock Ownership Plan Trust. In accordance with generally accepted accounting principles, shares held by the Trust are not considered outstanding for earnings per share calculations until the shares are committed for release from the Trust.

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

     The following management's discussion and analysis of certain significant factors affecting the Company's results of operations during the periods included in the accompanying condensed consolidated statements of operations and changes in the Company's financial condition since December 31, 1995 is made on a historical basis. Historical results of Crown Vantage Inc. include the actual operations of the Company for the three months and six months ended June 30, 1996, and the combined historical operations of the Predecessor Business while a part of James River for the three months and six months ended June 25, 1995. James River provided certain corporate general and administrative services to the Company prior to the Spin-Off. These overhead costs for the quarter and six months ended June 25, 1995 have been allocated to the Company based upon net sales and are included in selling and administrative expenses.

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

RESULTS OF OPERATIONS

     The Company's net sales for each business sector as well as pulp and miscellaneous, are as follows:

                                          Net Sales and Tonnage by Sector
                                             for the Six Months Ended
                                         June 30, 1996          June 25, 1995
                                    ----------------------  --------------------
                                       Tons       Sales        Tons       Sales
                                      ------     ------       ------     ------
                                   (thousands) (millions) (thousands) (millions)
 Printing and Publishing Papers
      Coated groundwood                124.0     $117.4        139.0      $117.5
      Uncoated                         121.8      124.5        122.3       136.3

 Specialty Papers
       Food and retail packaging       119.2      160.0        131.3       180.5
       Converting                       80.2       75.1         86.1        79.4

 Pulp and Miscellaneous                 17.1        6.4         22.7        20.2
                                      ------     ------       ------      ------
                                       462.3     $483.4        501.4      $533.9
                                      ------     ------       ------      ------
                                      ------     ------       ------      ------


                                           Net Sales and Tonnage by Sector
                                                for the Quarter Ended
                                         June 30, 1996          June 25, 1995
                                    --------------------------------------------
                                       Tons       Sales        Tons      Sales
                                      ------      -----       ------     -----
                                   (thousands) (millions) (thousands) (millions)
 Printing and Publishing Papers
      Coated groundwood                 60.4     $ 53.6         68.6      $ 61.3
      Uncoated                          60.3       58.8         58.6        68.4

 Specialty Papers
      Food and retail packaging         59.3       75.3         65.3        91.8
      Converting                        43.2       38.7         41.5        42.0

 Pulp and Miscellaneous                 13.9        4.2         11.5         8.8
                                      ------     ------       ------      ------
                                       237.1     $230.6        245.5      $272.3
                                      ------     ------       ------      ------
                                      ------     ------       ------      ------

NET SALES

     The Company's net sales decreased 9.5% to $483.4 million for the six months ended June 30, 1996 as compared to $533.9 million for the same period in 1995. Net sales decreased 15.3% to $230.6 million for the three months ended June 30,1996 as compared to $ 272.3 million for the same period in 1995. The decrease for the six month period of 1996 resulted primarily from a 7.8% decline in volume as compared to the same period in 1995. Average selling price per ton for the six months in 1996 declined 1.8% to $1,046 as compared to $1,065 in 1995. The decrease in sales for the quarter ended June 30, 1996 as compared to the quarter ended June 25, 1995 was principally due to a 12.3% decline in average selling price per ton, coupled with a 3.4% decrease in sales volume.

     Net sales of coated groundwood paper (which is used principally in the production of magazines and catalogs) for the six month period ended June 30, 1996 were $117.4, virtually unchanged as compared to the same period in 1995.
 Sales volume decreased 15,000 tons for the first six months of 1996 compared to 1995. Volume declines were offset by a 12.0% increase in average selling price per ton for the first six months of 1996 over 1995. Net sales of coated groundwood papers decreased $7.7 million in the second quarter of 1996 as compared to the second quarter of 1995, a 12.6% decline. This decrease in sales is due to the combined effect of a 12.0% decrease in volume and a 1% decrease in average selling price.

     Net sales of uncoated printing and publishing papers decreased from $136.3 million for the first six months of 1995 to $124.5 million for the first six months of 1996, a 8.7% decline. Average selling price per ton for the first six months of 1996 declined by $92 (or 8.3%) as compared to the same period in 1995, while 1996 sales volume was consistent with 1995. Net sales of uncoated printing and publishing papers in the second quarter of 1996 were $58.8 million, down $9.6 million from the second quarter of 1995. The decrease in net sales is primarily due to a 16.5% decline in average selling price per ton in the second quarter of 1996 as compared to the second quarter of 1995.

     Food and retail packaging paper net sales totaled $160.0 million during the first six months of 1996, a $20.5 million decline from the same period in 1995. The 11.4% decrease in net sales is the result of a 12,100 ton decrease in sales volume. Average selling price per ton declined by 2.4% during the six month period ended June 30, 1996 compared to the same period in 1995.
For the second quarter of 1996, net sales were $75.3 million, down $16.5 million from second quarter 1995. Average selling price per ton in the second quarter of 1996 was $1,270, down 9.7% from the average selling price of $1,406 in the second quarter of 1995. Tons sold in the second quarter of 1996 were down 6,000 from the same period in 1995.

     Net sales of specialty converting papers during the first six months of 1996 were $75.1 million, a 5.4% decrease compared to the first six months of 1995. The decrease is the result of a 6.9% decrease in tons sold in 1996 compared to 1995 partially offset by a 1.5% increase in average selling price per ton. Net sales of specialty converting papers in the second quarter of 1996 totaled $38.7 million, a 7.9% decrease from second quarter 1995 net sales of $42.0 million. Tons sold in the second quarter of 1996 were 43,200, a 4.1% increase over the same period in 1995. However, average selling price per ton in the second quarter of 1996 declined $116 to $896 as compared to $1,012 in the second quarter of 1995.

     Net sales of pulp and miscellaneous products decreased to $6.4 million for the six months ended June 30, 1996 as compared to $20.2 million in the
same period in 1995.   Tons sold in the six month period of 1996 decreased to
17,100 tons compared to 22,700 tons in the same period of 1995. This decrease was due primarily to the increased internal use of pulp produced by the Company. In the second quarter, net sales of pulp and miscellaneous products decreased from $8.8 million in 1995 to $4.2 million million in 1996. Tons sold increased to 13,900 in the second quarter of 1996 from 11,500 in the second quarter of 1995.


OPERATING INCOME

                                         Operating Income by Sector       Operating Income by Sector
                                            for the Quarter Ended          for the Six Months Ended
                                                 (Millions)                       (Millions)
                                        -----------------------------    ------------------------------
                                        June 30, 1996   June 25, 1995    June 30, 1996   June 25,  1995
                                        -------------   -------------    -------------   --------------
Printing and Publishing Papers            $  8.2          $  12.9           $  22.1         $  26.1
Food and retail packaging                    3.7             (1.7)              5.2            (2.8)
Converting                                   3.5              3.6               9.5             8.7
Pulp and Miscellaneous                      (5.2)             2.8              (6.2)            5.6
                                          ------          -------           -------          ------
                                          $ 10.2          $  17.6           $  30.6          $ 37.6
                                          ------          -------           -------          ------
                                          ------          -------           -------          ------

     The Company had operating income of $30.6 million for the six month period in 1996 compared to operating income of $37.6 million for the same period in 1995. In the second quarter of 1996, operating income was $10.2 million, a $7.4 million decline from the second quarter of 1995.

     Operating income for printing and publishing papers decreased to $22.1 million in the six months of 1996 compared to $26.1 million for 1995. The decrease in operating income resulted primarily from the decrease in uncoated paper prices discussed above as well as increased costs of energy and labor due to adverse weather conditions in 1996. Operating income of $8.2 million in the second quarter of 1996 declined by $4.7 million from the second quarter of 1995 primarily because of the 8.3% decline in average selling price discussed above.

     Food and retail packaging operating income increased from a loss of $2.8 million for the first six months of 1995 to a profit of $ 5.2 million in the first six months of 1996. The increase in operating profits is attributable to a 23% decrease in pulp costs and cost reduction initiatives implemented
in 1996.   The Company's packaging mills are non-integrated and, as a result, operating results generally improve during periods of declining pulp costs. Operating results improved from a loss of $1.7 million in the second quarter of 1995 to income of $3.7 million in the second quarter of 1996. Second quarter 1996 operating results improved as a result of the lower pulp costs and cost reduction initiatives discussed above.

     Operating income for converting papers increased to $9.5 million in the six months of 1996 as compared to $8.7 million in the first six months of 1995. The increase in operating profits is attributable to an increase in tons sold at the Company's cast coating facility which generally produces higher margin products. Operating profits for the second quarter of 1996 were $3.5 million, virtually unchanged from operating profits of $3.6 million in the second quarter of 1995.

     Selling and administrative expenses decreased $3.8 million for the six month period of 1996, compared to the same period in 1995 as a result of cost savings as a stand-alone company. For the second quarter, selling and administrative expenses were down $2.7 million in 1996 compared to 1995.

INTEREST EXPENSE

     Interest expense increased $30.8 million and $15.2 million for the six month and three month periods of 1996, compared to the same periods in 1995 as a result of the borrowings incurred in connection with the Spin-Off (see Liquidity and Sources of Capital).

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

     Under the bank credit facility the revolving credit available is in the aggregate amount of $150 million with a $75 million sublimit for letters of credit (of which $40 million has been issued at June 30, 1996) and can be used for general corporate purposes, working capital needs, letters of credit and permitted investments. At June 30, 1996, $7.0 million of the revolving credit was outstanding.

     Principal amounts on the Term Loan A and Term Loan B are due in quarterly installments together with accrued interest. In addition to scheduled repayments, the Company is obligated to make prepayments upon the occurrence of certain events. During June 1996, the Company prepaid $40 million on Term Loan A using proceeds from the sale of certain trade accounts receivable (see below). The Company anticipates that cash flows provided by operating activities will be sufficient to pay its operating expenses and satisfy its debt repayments for the remainder of 1996.

     Cash flows provided by operating activities were $94.7 million for the six months ended June 30, 1996 compared to $57.3 million in the first six months of 1995. The significant increase in operating cash flows is due to the sale of $40 million of trade accounts receivable in June 1996 (see Note
8). Earnings before interest, taxes, depreciation and amortization (EBITDA) were $70.1 million for the first six months of 1996, as compared to $77.7 million in 1995.

     The Company's capital expenditures for the six months ended June 30, 1996 were $37.7 million compared to $22.3 million in the same period in 1995. A fully-integrated pulp and paper mill generally consists of an extensive network of buildings, machines and equipment, which require continual upgrade, replacement, modernization and improvement to remain competitive and meet changing customer preferences and regulatory requirements. The Company's strategic capital plans involve aggregate capital expenditure for the remainder of 1996 of approximately $45 million. These capital expenditures will be financed primarily by cash flows from operations.

     In July 1996, the Company completed an $18 million refinancing of certain industrial revenue bonds issued by the Business Finance Authority of the State of New Hampshire (the "Refunding Bonds"). The Refunding Bonds were issued to refinance certain of the Company's pollution control and solid waste disposal facilities located in the State of New Hampshire. The bonds are due January 1, 2022 and bear interest at 7.75%.

     Also in July 1996, the Company finalized an agreement with the Business Finance Authority of the State of New Hampshire whereby a total of $12.3 million of bonds were sold (the "Project Bonds") to finance certain sewage and solid waste disposal facilities to be used by the Company. Upon sale of the Project Bonds, $2.6 million of proceeds were used to pre-pay Term Loan A and the remaining proceeds were deposited with a trustee to be used by the Company as needed to finance eligible project costs. The Project Bonds bear interest at 7.875% and are due July 1, 2026.

PART II  --  OTHER INFORMATION



ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Ex. 3(i) Articles of Amendment to Articles of Incorporation

     Ex. 11 Statement re: Computation of Per Share Earnings

     Ex. 27 Financial Data Schedule

(b)  Reports on Form 8-K --

     Forms 8-K and 8-K/A dated June 25, 1996 and June 28, 1996, respectively, pursuant to Item 4 of such forms (Change in Registrants Certifying Accountant)

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN VANTAGE INC.
(Registrant)




/s/ Charles H. Shreve
- -----------------------------------
Charles H. Shreve
Senior Vice President,
Chief Accounting Officer
(Duly Authorized Officer and
Chief Accounting Officer)

August 13, 1996