Form 10-Q
period 1996-09-29
CROWN VANTAGE INC
filed 1996-11-13
CIK 948073

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington D.C. 20549


                                      FORM 10-Q


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended:  September 29, 1996   Commission File Number:
                                                                        1-13868
--------------------------------------------------------------------------------





                                  CROWN VANTAGE INC.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)



            Virginia                                  54-1752384
--------------------------------------------------------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                    Identification No.)



    300 Lakeside Drive, Oakland, CA                        94612-3592
--------------------------------------------------------------------------------
    (Address of principal executive offices)              (Zip Code)



         (510) 874-3400
--------------------------------------------------------------------------------
    (Registrant's telephone number, including area code)



                                    Not Applicable
--------------------------------------------------------------------------------
                (Former name, former address, and former fiscal year,
                            if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                         Yes X    No
                                                            ----    ----
Number of shares of no par value common stock outstanding as of the close of business on November 12, 1996:

                                   9,109,968 Shares
                                   ----------------

                                        INDEX
                                  CROWN VANTAGE INC.




PART I:  Financial Information

         Item 1.        Financial Statements

    - Condensed Consolidated Balance Sheets - September 29, 1996 and December 31, 1995.

    - Condensed Consolidated Statements of Operations - Third quarter and nine months ended September 29, 1996 and September 24, 1995.

    - Condensed Consolidated Statements of Cash Flows - Nine months ended September 29, 1996 and September 24, 1995.

    -    Notes to Condensed Consolidated Financial Statements.

    -    Item 2.        Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

PART II: Other Information

         Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

PART I  --  FINANCIAL INFORMATION
ITEM 1  --  FINANCIAL STATEMENTS

                                  CROWN VANTAGE INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                              (IN THOUSANDS OF DOLLARS)

ASSETS                                               SEPTEMBER 29, 1996  DECEMBER 31, 1995
                                                     ------------------  -----------------
                                                         (UNAUDITED)
                                                         -----------
Current Assets:
    Cash and cash equivalents                              $  6,203      $  5,335
    Accounts receivable, net                                 56,789       106,674
    Inventories                                              96,313       100,422
    Prepaid expenses and other current assets                24,666         8,832
    Deferred income taxes                                    14,899        14,899
                                                           ------------  ----------
          Total current assets                              198,870       236,162
Property, plant and equipment, net                          669,387       668,340
Other assets                                                 44,468        39,952
Unamortized debt issue costs                                 16,388        16,448
Intangibles, net                                             30,383        31,226
                                                           ------------  ----------
          Total Assets                                     $959,496      $992,128
                                                           ------------  ----------
                                                           ------------  ----------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                       $ 46,087      $ 57,569
    Accrued liabilities                                      77,144        79,959
    Current portion of long-term debt                         7,308        11,883
                                                           ------------  ----------
          Total current liabilities                         130,539       149,411
Long-term debt                                              543,628       555,352
Accrued postretirement benefits other than pensions         101,609       100,358
Accrued pension                                              17,030        14,235
Other long-term liabilities                                  12,840        15,507
Deferred income taxes                                       114,222       112,039
                                                           ------------  ----------
          Total Liabilities                                 919,868       946,902
                                                           ------------  ----------
Shareholder's Equity:
    Preferred Stock, no par value;
        Authorized - 500,000 shares;
        Issued and outstanding - None
    Common Stock, no par value;
        Authorized - 50,000,000 shares;
        Issued and outstanding 9,109,968 and
          8,917,661 shares at September 29, 1996
          and December 31, 1995, respectively                45,760        44,539
    Unearned ESOP shares and other                           (9,912)      (11,152)
    Cumulative foreign currency translation adjustment           61        (1,348)
    Retained earnings                                         3,719        13,187
                                                           ------------  ----------
                                                             39,628        45,226
                                                           ------------  ----------
Total Liabilities and Shareholders' Equity                 $959,496      $992,128
                                                           ------------  ----------
                                                           ------------  ----------


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                  CROWN VANTAGE INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            For the  Third Quarter (13 weeks) and Nine Months (39 weeks)
                   Ended September 29, 1996 and September 24, 1995
                     (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE)


                                              Third Quarter               Nine Months
                                          ------------------------  -----------------------
                                             1996         1995         1996         1995
                                          -----------  -----------  -----------  ----------
                                                (UNAUDITED )              (UNAUDITED)
Net sales                                  $221,064     $264,779     $704,481     $798,709
Cost of goods sold                          210,319      221,016      638,774      689,207
                                          -----------  -----------  -----------  ----------
Gross margin                                 10,745       43,763       65,707      109,502
Selling and administrative expenses          13,792       15,398       38,132       43,497
                                          -----------  -----------  -----------  ----------
    Operating Income (Loss)                  (3,047)      28,365       27,575       66,005
Interest expense                            (15,337)      (6,619)     (47,167)      (7,604)
Other income, net                               798           16        2,171          268
                                          -----------  -----------  -----------  ----------
    Income (loss) before income taxes       (17,586)      21,762      (17,421)      58,669
Provision (benefit) for income taxes         (8,018)       8,561       (7,953)      23,324
                                          -----------  -----------  -----------  ----------
          NET INCOME (LOSS)                $ (9,568)    $ 13,201     $ (9,468)    $ 35,345
                                          -----------  -----------  -----------  ----------
                                          -----------  -----------  -----------  ----------


Loss per share                             $  (1.11)                 $  (1.10)
                                           ---------                 ---------
                                           ---------                 ---------


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                  CROWN VANTAGE INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           For the Nine Months (39 weeks)
                   Ended September 29, 1996 and September 24, 1995
                              (IN THOUSANDS OF DOLLARS)


                                                                       Nine Months
                                                               -------------------------
                                                                    1996         1995
                                                               ------------  -----------
                                                                       (UNAUDITED)
Cash Provided by (Used for) Operating Activities:
    Net income (loss)                                          $   (9,468)    $ 35,345
    Items not affecting cash:
          Depreciation and cost of timber harvested                57,712       59,244
          Amortization of goodwill and other intangibles              844        1,046
          Interest on Pay-in-Kind Notes                             9,839        1,050
          Other, net                                                5,394        3,472
    Changes in current assets and liabilities:
          Accounts receivable (includes $40,000 sold in 1996)      49,885      (10,917)
          Inventories                                               4,109       (5,729)
          Other current assets                                    (16,296)         423
          Accounts payable                                        (11,483)      10,316
          Other current liabilities                                (2,424)       4,195
    Other, net                                                      1,565        3,972
                                                               ------------  -----------
          Cash Provided by Operating Activities                    89,677      102,417
                                                               ------------  -----------


Cash Used for Investing Activities:
    Expenditures for property, plant and equipment                (58,907)     (33,309)
    Other, net                                                       (371)           -
                                                               ------------  -----------
          Cash Used for Investing Activities                      (59,278)     (33,309)
                                                               ------------  -----------


Cash Provided by (Used for) Financing Activities:
    Proceeds from draw down of Revolving Credit                   171,000       59,000
    Repayments of Revolving Credit                               (163,000)     (25,000)
    Proceeds from issuance of
          Industrial Revenue Bonds less underwriting cost          12,100            -
    Proceeds from issuance of
          Term Notes                                                    -      190,592
    Proceeds from issuance of
          Subordinated Notes                                            -      242,500
    Repayments of Term Loans and other long-term debt             (49,631)        (720)
    James River capital withdrawal                                      -     (533,126)
                                                               ------------  -----------
    Cash Used for Financing Activities                            (29,531)     (66,754)
                                                               ------------  -----------

Increase in cash and cash equivalents                                 868        2,354
Cash and cash equivalents at beginning of period                    5,335       12,435
                                                               ------------  -----------
Cash and cash equivalents at end of period                         $6,203      $14,789
                                                               ------------  -----------
                                                               ------------  -----------



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

    The accompanying unaudited condensed financial statements include the consolidated operations, assets and liabilities of Crown Vantage Inc. (the "Parent"), Crown Paper Co., and Crown Paper Co.'s consolidated subsidiaries for the three months and nine months ended September 29, 1996 and the combined historical operations, assets and liabilities of the Predecessor Business while a part of James River for the three months and nine months ended September 24, 1995. For simplicity of presentation, these financial statements are referred to as consolidated financial statements herein.

    The condensed consolidated financial statements for the quarter and nine months ended September 24, 1995 have been prepared as if the Company had operated as an independent stand-alone entity, except the Company generally did not have significant borrowings, and there was no allocation of James River's consolidated borrowings, and related interest expense, except for interest capitalized as a component of properties. During the period ended September 24, 1995, the Company engaged in various transactions with James
River and its affiliates that are characteristic of a group of companies under common control. Throughout this period, the Company participated in James River's centralized cash management system and, as such, its cash funding requirements were met by James River. The Company was charged by James River for direct costs and expenses associated with its operations which have been included in cost of goods sold or selling and administrative expenses, as appropriate. James River's administrative costs not directly attributable to the Company, which historically had not been allocated, have been allocated to the Company for the quarter and nine months ended September 24, 1995 based on net sales and are included in selling and administrative expense.

    The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The condensed consolidated balance sheet as of December 31, 1995 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 29, 1996 are not necessarily indicative of the results that may be expected for the year ended December 29, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Crown Vantage Inc.'s Annual Report to Shareholders and Form 10-K for the year ended December 31, 1995.

    The Company adopted Statement of Financial Accounting Standards No. 121 ("Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of") in the first quarter of 1996. Adoption of Statement of Financial Accounting Standards No. 121 did not have a material effect on the Company's financial position or results of operations.

NOTE 3 --LOSS PER SHARE

    The computation of loss per share for the quarter and nine months ended September 29, 1996 is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period (8,623,000 and 8,603,000 for the three and nine months ended September 29, 1996 respectively). The number of shares considered outstanding does not include 255,535 unearned shares held by the Employee Stock Ownership Plan Trust at September 29, 1996. In accordance with Statement of Position 93-6 ("Employers' Accounting for Employee Stock Ownership Plans"), shares held by the Trust are not considered outstanding for purposes of computing earnings per share until the shares are committed for release from the Trust.

    Earnings (loss) per share information is not presented for the quarter or nine months ended September 24, 1995 since the Company had no separate capital structure until August 25, 1995. See Note 10 for pro forma earnings (loss) per share information for the quarter and nine months ended September 24, 1995.

NOTE 4  --  INCOME TAX

    The income tax benefits for the quarter and nine months ended September 29, 1996 have been provided at the Company's estimated tax rate of 39.75%. A substantial portion of the benefit will be realized by recovery of taxes paid in 1995. In addition, the Company recognized a benefit of approximately $1.0 million in the third quarter for reduction of estimated taxes payable for 1995.

    Historically the Company has been included in the consolidated federal and combined/unitary state income tax returns of James River. Income taxes in the consolidated financial statements for the quarter and nine months ended September 24, 1995 represent the Company's share of James River's income tax provision which is intended to approximate the amount which would have been recognized had the Company filed separate income tax returns.

NOTE 5  --  LONG TERM DEBT

Consolidated long-term debt consists of the following:
                                                  September 29       December 31
                                                       1996               1995
                                                 ---------------    --------------
                                                     (IN THOUSANDS OF DOLLARS)
CROWN PAPER CO.
    Bank Credit Facility:
         Revolving credit, due 2002               $  18,000          $  10,000
         Term Loan A, due 2002                       50,953             97,500
         Term Loan B, due 2003                       99,250             99,750
                                                 ----------------    -------------
                                                    168,203            207,250
    11% Senior Subordinated Notes, due 2005         250,000            250,000
    Industrial Revenue Bonds, payable to 2026        34,304             24,182
    10% Note, payable in 1996                             -                352
                                                 ----------------    -------------
                                                    452,507            481,784

CROWN VANTAGE INC.
    11.45% Senior Pay-in-Kind Notes, due 2007
         less unamortized discount                   98,429             85,451
                                                 ----------------    -------------
                                                    550,936            567,235
    Less current portion                              7,308             11,883
                                                 ----------------    -------------
                                                   $543,628           $555,352
                                                 ----------------    -------------
                                                 ----------------    -------------



    In June 1996, the Company prepaid $40 million on Term Loan A using proceeds obtained through the sale of certain accounts receivable (Note 8).

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

    Also in July 1996, the Company finalized an agreement with the Business Finance Authority of the State of New Hampshire whereby a total of $12.3 million of bonds were sold (the "Project Bonds") to finance certain sewage and solid waste disposal facilities to be used by the Company. The proceeds from the sale of Project Bonds are to be used to finance eligible project costs. An amount equivalent to 50% of proceeds are to be prepaid to the Term Loans. Upon sale, $2.6 million, equivalent to 50% of proceeds, was prepaid on Term Loan A and an additional $4.0 million was deposited in an interest bearing account with a trustee to be drawn as needed to finance additional project costs. The Project Bonds bear interest at 7.875% and are due July 1, 2026.

    Maturities of long-term debt (after giving effect to the prepayments of
Term Loan A) for the next five fiscal year ends are:  1997 - $7.9 million;  1998
- $9.3 million;  1999 - $9.3 million;  2000 - $9.6 million; and 2001 - $22.2 million.

NOTE 6  --  INVENTORIES

                                                             September 29, 1996  December 31, 1995
                                                             ------------------  -----------------
                                                                    (IN THOUSANDS OF DOLLARS)


Raw material                                                     $  25,993        $   37,238
Work in process                                                      5,709             5,856
Finished goods                                                      42,228            40,745
Stores and supplies                                                 34,722            35,141
                                                                 -----------      ------------
                                                                   108,652           118,980
Reduction to state inventories at last-in, first-out cost          (12,339)          (18,558)
                                                                 -----------      ------------
                                                                 $  96,313        $  100,422
                                                                 -----------      ------------
                                                                 -----------      ------------



NOTE 7  --  LITIGATION AND ENVIRONMENTAL MATTERS

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

    In addition, the Company has been identified as a potentially responsible party, along with others, under the Comprehensive Environmental Response, Compensation and Liability Act or similar federal and state laws regarding the past disposal of wastes at approximately 20 sites in the United States. It is the Company's policy to accrue remediation costs when it is probable that such costs will be incurred and when they can be reasonably estimated. Estimates of future response costs are necessarily imprecise due to, among other things, the possible identification of presently unknown sites and the allocation of costs among potentially responsible parties with respect to any such sites. However, based upon its previous experience with respect to the cleanup of hazardous substances as well as the regular detailed review of its known hazardous waste sites and estimated costs to remediate certain sites, the Company has accrued $10.9 million and $11.0 million at September 29, 1996 and December 31, 1995 respectively. The liabilities can change substantially due to such factors as the solvency of other potentially responsible parties, additional information on the nature or extent of contamination, methods of remediation required, and other actions by governmental agencies or private parties. Although the Company has accrued cleanup and remediation liabilities currently, expenditures generally are paid over an extended period of time, in some cases as long as 30 years. While it is not feasible to predict the outcome of all environmental liabilities, based on the most recent review by management of these matters, management is of the opinion that its share of the costs of investigation and remediation of the sites of which it is currently aware will not have a material adverse effect upon the consolidated financial position of the Company.

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

    Proceeds from the sale, which are reported as operating cash flows in the condensed consolidated statement of cash flows, were used to prepay $40 million of long-term debt. The proceeds from the initial and subsequent sales are less than the face amount of the undivided interests in accounts receivable sold. The discount from the face amount, which totaled $923,000 through September 1996, is included in selling and administrative expenses in the condensed consolidated statement of operations.


NOTE 9 -- NEW ACCOUNTING PRONOUNCEMENT

    In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 ("Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities"). Statement of Financial Accounting Standards No. 125 ("SFAS No. 125") provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 125 is effective for transactions occurring after December 31, 1996. The Company does not believe that adoption of SFAS No. 125 will have a material adverse effect on its financial position or results of operations.

NOTE 10    --  SUPPLEMENTAL UNAUDITED PRO FORMA CONDENSED STATEMENT
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

                                                           Nine Months Ended
                                                            September 24, 1995
                                           -----------------------------------------------
                                                                Pro forma
                                            Historical         Adjustments      Pro forma
                                           ------------        -----------      ----------
                                              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE)
Net sales                                  $ 798,709          $   (750)(a)     $  797,959
Less:
Cost of goods sold                           689,207             1,393(b)         690,600
                                           ------------        -----------      ----------
Gross margin                                 109,502            (2,143)           107,359
Selling and administrative expenses           43,497                               43,497
                                           ------------        -----------      ----------
    Operating Income                          66,005            (2,143)            63,862
Interest expense                              (7,604)          (41,109)(c)        (48,713)
Other income                                     268                                  268
                                           ------------        -----------      ----------
Income before income taxes                    58,669           (43,252)            15,417
Provision for income taxes                    23,324            16,825(d)           6,499
                                           ------------        -----------      ----------
    NET INCOME                             $  35,345          $(26,427)        $    8,918
                                           ------------        -----------      ----------
                                           ------------        -----------      ----------

Pro forma earnings per share                                                   $  1.04(e)
                                                                                ----------
                                                                                ----------

                                                         Three Months Ended
                                                         September 24, 1995
                                            ---------------------------------------------
                                                            Pro forma
                                            Historical      Adjustments         Pro forma
                                            -----------    -------------       ----------
                                              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE)
Net sales                                  $ 264,779      $    (250)(a)       $ 264,529
Less:
Cost of goods sold                           221,016            464(b)          221,480
                                            -----------    -------------       ----------
Gross margin                                  43,763           (714)             43,049
Selling and administrative expenses           15,398                             15,398
                                            -----------    -------------       ----------
    Operating Income                          28,365           (714)             27,651
Interest expense                              (6,619)       (10,154)(c)         (16,773)
Other income                                      16                                 16
                                            -----------    -------------       ----------
Income before income taxes                    21,762        (10,868)             10,894
Provision for income taxes                     8,561          4,228(d)            4,333
                                            -----------    -------------       ----------
    NET INCOME                             $  13,201      $  (6,640)          $   6,561
                                            -----------    -------------       ----------
                                            -----------    -------------       ----------

     Pro forma earnings per share                                             $     .76(e)
                                                                               ----------
                                                                               ----------

                                          11

a) Historically, the Company has produced approximately 38,000 tons of creped paper for converting to toweling for sale to James River's Consumer Products Business at the Company's cost to produce. In connection with the Spin-Off, the Company has entered into a product supply agreement whereby the Company will supply to James River creped paper for converting to toweling amounting to up to 20,000 tons annually at an agreed upon price. The financial effect of this agreement would have decreased each of net sales and income before income taxes by approximately $750,000 for the nine
    months of 1995 and $250,000 for the three months of 1995.    The Company
    will utilize the remaining 18,000 tons of capacity as it deems appropriate. No adjustment has been made in the pro forma statements with respect to the Company's utilization of this remaining capacity.


b) Historically, when the Company has purchased pulp from facilities within James River, the purchase price of the pulp was reflected at existing published prices less a discount ranging from 0% to 9% based upon a combination of prevailing market prices and volumes purchased. Beginning August 28, 1995, based upon a three year Pulp Purchase Agreement entered into by the Company and James River, the price of such pulp purchases will be at existing published prices less a discount ranging from 0% to 6% based upon a combination of prevailing market prices and volumes purchased. The effect of this agreement, if it was consummated at the beginning of the periods presented, would have increased cost of goods sold by approximately $1,393,000 for the nine months of 1995 and $464,000 for the three months of 1995.

c) Reflects pro forma increases in the Company's interest expense assuming that amounts outstanding in 1996 with respect to the Senior Subordinated Notes, Senior Pay-in-Kind Notes, and borrowings under the Bank Credit Facility were outstanding during the corresponding period in 1995. Pro forma interest expense also includes line of credit fees, guaranty fees for IRB's and commitment fees on the unused portion of the Revolver for the periods presented. Included in pro forma interest expense is the amortization of the pro rata portion of debt issue costs related to the Financings which will be amortized over the lives of the related indebtedness. Variable rate debt of the Company is subject to ongoing interest rate fluctuations. The effect of a 1% increase in the interest rate on these borrowings would have the impact of increasing interest expense by approximately $1.3 million for the nine months of 1995 and $.7 million for the three months of 1995.

d) Reflects the effects of the pro forma adjustments on income tax expense using an estimated marginal tax rate of 38.9% for the periods presented.

e) Pro forma earnings per share is computed based upon 8,623,000 and 8,603,000 assumed weighted average shares outstanding for the three month and nine month periods, respectively. The number of shares considered outstanding does not include 255,535 shares held be the Employee Stock Ownership Plan Trust. In accordance with generally accepted accounting principles, shares held by the Trust are not considered outstanding for earnings per share calculations until the shares are committed for release from the Trust.

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

    The following management's discussion and analysis of certain significant factors affecting the Company's results of operations during the periods included in the accompanying condensed consolidated statements of operations and changes in the Company's financial condition since December 31, 1995 is made on a historical basis. Historical results of Crown Vantage Inc. include the actual operations of the Company for the three months and nine months ended September 29, 1996, and the combined historical operations of the Predecessor Business while a part of James River for the three months and nine months ended September 24, 1995. James River provided certain corporate general and administrative services to the Company prior to the Spin-Off. These overhead costs for the quarter and nine months ended September 24, 1995 have been allocated to the Company based upon net sales and are included in selling and administrative expenses.

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

RESULTS OF OPERATIONS

    The Company's net sales for each business sector as well as pulp and miscellaneous, are as follows:

                                                           Net Sales and Tonnage by Sector
                                                               for the Nine Months Ended
                                                    September 29, 1996                 September 24, 1995
                                               -----------------------------      ----------------------------
                                                  Tons            Sales               Tons            Sales
                                               -------------    ------------      -------------   ------------
                                               (thousands)      (millions)         (thousands)      (millions)
Printing and Publishing Papers
    Coated groundwood                            193.4          $  170.6             208.7          $  185.6
    Uncoated                                     181.9             181.1             180.1             202.0


Specialty Papers
    Food and retail packaging                    176.9             229.7             189.2             264.6
    Converting                                   125.3             112.5             122.4             116.7


Pulp and Miscellaneous                            28.7              10.6              34.9              29.8
                                               -------------    ------------      -------------   ------------

                                                 706.2          $  704.5             735.3           $ 798.7
                                               -------------    ------------      -------------   ------------
                                               -------------    ------------      -------------   ------------



                                                               Net Sales and Tonnage by Sector
                                                                    for the Quarter Ended
                                                    September 29, 1996                  September 24, 1995
                                                ---------------------------        ---------------------------
                                                   Tons            Sales               Tons           Sales
                                                ------------    -----------        -------------    ----------
                                                (thousands)      (millions)         (thousands)     (millions)
Printing and Publishing Papers
    Coated groundwood                             69.4           $  53.2              69.7           $  68.1
    Uncoated                                      60.1              56.6              57.7              65.7


Specialty Papers
    Food and retail packaging                     57.7              69.7              57.9              84.1
    Converting                                    44.6              37.4              36.3              37.3



Pulp and Miscellaneous                            11.6               4.2              12.2               9.6
                                                ------------    -----------        -------------    ----------



                                                 243.4            $221.1             233.8            $264.8
                                                ------------    -----------        -------------    ----------
                                                ------------    -----------        -------------    ----------


NET SALES

    The Company's net sales decreased 11.8% to $704.5 million for the nine months ended September 29, 1996 as compared to $798.7 million for the same period in 1995. Net sales decreased 16.5% to $221.1 million for the three months ended September 29, 1996 as compared to $ 264.8 million for the same period in 1995. The decrease for the nine month period of 1996 resulted primarily from a 8.2% decline in average selling price per ton for the nine months in 1996 as compared to 1995. The decrease in sales for the quarter ended September 29, 1996 as compared to the quarter ended September 24, 1995 was also attributable to a decline in average selling price per ton which totalled 19.8%, partially offset by a 4.1% increase in sales volume.

    Net sales of coated groundwood paper (which is used principally in the production of magazines and catalogs) for the nine month period ended September 29, 1996 were $170.6 million, a 8.1% decline as compared to the same period in 1995. Sales volume decreased 15,300 tons for the first nine months of 1996 compared to 1995, while the average price per ton decreased only slightly from $889 in 1995 to $882 in 1996. Net sales of coated groundwood papers decreased $15.0 million in the third quarter of 1996 as compared to the third quarter of 1995, a 21.9% decline. While demand remained strong in the third quarter of 1996, the average price per ton decreased by 21.5% to $767 as compared to the
third quarter of 1995 average price per ton of $977.   A continued overhang of
coated groundwood paper inventory at the customer level suppressed prices in the third quarter of 1996 despite improvements in demand from earlier in the year.

    Net sales of uncoated printing and publishing papers decreased from $202.0 million for the first nine months of 1995 to $181.1 million for the first nine months of 1996, a 10.4% decline. Average selling price per ton for the first nine months of 1996 declined by $126 or 11.2% as compared to the same period in 1995, while 1996 sales volume was slightly improved over 1995. Net sales of uncoated printing and publishing papers in the third quarter of 1996 were $56.6 million, down $9.1 million from the third quarter of 1995. The decrease in net sales is primarily due to a 17.2% decline in average selling price per ton in the third quarter of 1996 as compared to the third quarter of 1995, partially offset by a 4.1% increase in tons sold.

    Food and retail packaging paper net sales totaled $229.7 million during the first nine months of 1996, a $34.9 million decline from the same period in 1995. The 13.2% decrease in net sales is the result of a l2,300 ton decrease in sales volume, coupled with a $99 per ton (7.1%) decline in average selling price per ton during the nine month period ended September 29, 1996 compared to the same period in 1995. For the third quarter of 1996, net sales were $69.7 million, down $14.4 million from third quarter 1995. Average selling price per ton in the third quarter of 1996 was $1,207, down 16.9% from the average selling price per ton of $1,453 in the third quarter of 1995. Demand for food and retail packaging papers was virtually unchanged quarter to quarter with sales volume of 57,700 tons in the third quarter of 1996 as compared to 57,900 tons in the third quarter of 1995.

    Net sales of specialty converting papers during the first nine months of 1996 were $112.5 million, a 3.6% decrease compared to the first nine months of 1995. The decrease is the result of a 5.8% decrease in average selling price per ton, partially offset by a 2.4% increase in tons sold . Net sales of specialty converting papers in the third quarter of 1996 totaled $37.4 million, as compared to net sales of $37.3 million in the third quarter of 1995. Tons sold in the third quarter of 1996 were 44,600, a 22.9% increase over the same period in 1995. However, average selling price per ton in the third quarter of 1996 declined $189 to $838 as compared to $1,027 in the third quarter of 1995.

    Net sales of pulp and miscellaneous products decreased to $10.6 million for the nine months ended September 29, 1996 as compared to $29.8 million in
the same period in 1995.   Tons sold in the nine month period of 1996
decreased to 28,700 tons compared to 34,900 tons in the same period of 1995. This decrease was due primarily to the increased internal use of pulp produced by the Company. The average sales price per ton in the first nine months of 1996 was $368, a 57.0% decrease from the same period in 1995. In the third quarter, net sales of pulp and miscellaneous products decreased from $9.6 million in 1995 to $4.2 million in 1996. Tons sold decreased to 11,600 in the third quarter of 1996 from 12,200 in the third quarter of 1995. During the third quarter of 1996, the average sales price per ton decreased 54.5% to $357 as compared to $783 in the third quarter of 1995.

OPERATING INCOME

                                            Operating Income by  Sector        Operating Income by Sector
                                               for the Quarter Ended            for the Nine Months Ended
                                          ------------------------------     ---------------------------------
                                          Sept. 29, 1996   Sept. 24, 1995    Sept. 29, 1996    Sept. 24,  1995
                                          --------------   --------------    --------------    ---------------
                                                   (Millions)                         (Millions)
Printing and Publishing Papers            $  (1.5)          $  22.5           $  20.6           $  48.6
Food and retail packaging                    (1.3)             (5.9)              3.9              (8.7)
Converting                                    1.2               6.6              10.7              15.3
Pulp and Miscellaneous                       (1.4)              5.2              (7.6)             10.8
                                           --------          --------          --------          --------
                                          $  (3.0)          $  28.4           $  27.6           $  66.0
                                           --------          --------          --------          --------
                                           --------          --------          --------          --------


    The Company had operating income of $27.6 million for the nine month period in 1996 compared to operating income of $66.0 million for the same period in 1995. In the third quarter of 1996, the Company had an operating loss of $3.0 million, as compared to operating income of $28.4 million in the third quarter of 1995.

    Operating income for printing and publishing papers decreased to $20.6 million in the nine months of 1996 compared to $48.6 million for 1995. The decrease in operating income resulted primarily from the 11.2% decrease in uncoated paper prices discussed above as well as the 15,300 ton decrease in coated groundwood sales during the first nine months of 1996 as compared to 1995. The operating loss for printing and publishing papers was $1.5 million in the third quarter of 1996 as compared to $22.5 million of operating income in the third quarter of 1995. The decrease in operating income was primarily because of the 21.5% decline in average selling price per ton for coated groundwood papers discussed above.

    Food and retail packaging operating income increased from a loss of $8.7 million for the first nine months of 1995 to a profit of $ 3.9 million in the first nine months of 1996. The increase in operating profits is attributable to a 30% decrease in pulp costs and cost reduction initiatives implemented in
1996.   The Company's packaging mills are non-integrated and, as a result, operating results generally improve during periods of declining pulp costs. Operating results improved from a loss of $ 5.9 million in the third quarter of 1995 to a loss of $1.3 million in the third quarter of 1996. Third quarter 1996 operating results improved as a result of the lower pulp costs and cost reduction initiatives.

    Operating income for converting papers decreased to $10.7 million in the nine months of 1996 as compared to $15.3 million in the first nine months of 1995. The decrease in operating profits is attributable to a 1l.7% decrease in average selling price per ton at the Company's specialty converting facility. This decrease was partially offset by a 6,400 ton increase in tons sold at the Company's cast coating facility which generally produces higher margin products. Operating profits for the third quarter of 1996 were $1.2 million, as compared to operating profits of $6.6 million in the third quarter of 1995. The decrease in average selling price per ton discussed above resulted in the $5.4 million decrease in operating profits.

    Selling and administrative expenses decreased $5.4 million for the nine month period of 1996 compared to the same period in 1995 as a result of certain cost reduction initiatives underway. For the third quarter, selling and administrative expenses were down $1.6 million in 1996 compared to 1995 for the same reasons.


INTEREST EXPENSE

    Interest expense increased $39.6 million and $8.7 million for the nine month and three month periods of 1996 compared to the same periods in 1995 as a result of the borrowings incurred in connection with the Spin-Off (see Liquidity and Sources of Capital).


LIQUIDITY AND SOURCES OF CAPITAL

    Prior to the Spin-Off, the assets of the Company comprised a substantial part of the Communications Paper Business and the paper-based part of the Food and Consumer Packaging Business of James River. For the periods presented for 1995, the Company participated in James River's centralized cash management system and, as such, its cash funding requirements, if any, were met by James River. Since consummation of the Spin-Off, the Company no longer has any such financial arrangements with James River and now relies on internally generated funds and its ability to access funds from the equity and debt markets.

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

    Under the bank credit facility the revolving credit available is in the aggregate amount of $150 million with a $75 million sublimit for letters of credit (of which $42 million has been used at September 29, 1996) and can be used for general corporate purposes, working capital needs, letters of credit and permitted investments. At September 29, 1996, $18.0 million of the revolving credit was outstanding and $90 million of the aggregate line was available if needed.

    Principal amounts on the Term Loan A and Term Loan B are due in quarterly installments together with accrued interest. In addition to scheduled repayments, the Company is obligated to make prepayments upon the occurrence of certain events. During June 1996, the Company prepaid $40 million on Term Loan A using proceeds from the sale of certain trade accounts receivable. Term Loan A was further prepaid by $2.6 million, an amount equivalent to 50% of proceeds from the issuance of bonds (see below). The Company anticipates that cash flows provided by operating activities will be sufficient to pay its operating expenses and satisfy its debt repayments for the remainder of 1996.

    Cash flows provided by operating activities were $89.7 million for the nine months ended September 29, 1996 compared to $102.4 million in the first nine months of 1995. Operating cash flows increased by $40 million as a result of the sale of certain trade accounts receivable in June 1996 (see Note 8). Earnings before interest, taxes, depreciation and amortization (EBITDA) were $88.3 million for the first nine months of 1996, as compared to $126.6 million in 1995.

    The Company's capital expenditures for the nine months ended September 29, 1996 were $58.9 million compared to $33.3 million in the same period in 1995. A fully-integrated pulp and paper mill generally consists of an extensive network of buildings, machines and equipment, which require continual upgrade, replacement, modernization and improvement to remain competitive and meet changing customer preferences and regulatory requirements. The Company's strategic capital plans involve aggregate capital expenditure for the remainder of 1996 of approximately $24 million. These capital expenditures will be financed primarily by cash flows from operations.

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

    Also in July 1996, the Company finalized an agreement with the Business Finance Authority of the State of New Hampshire whereby a total of $12.3 million of bonds were sold (the "Project Bonds") to finance certain sewage and solid waste disposal facilities to be used by the Company. The proceeds from the sale of Project Bonds are to be used to finance eligible project costs. An amount equivalent to 50% of proceeds are to be prepaid to the Term Loans. Upon sale, $2.6 million, equivalent to 50% of proceeds, was prepaid on Term Loan A and an additional $4.0 million was deposited in an interest bearing account with a trustee to be drawn as needed to finance additional project costs. The Project Bonds bear interest at 7.875% and are due July 1, 2026.

PART II  --  OTHER INFORMATION



ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
    Ex. 3(ii)      Restated Bylaws of Crown Vantage Inc. (as amended July 31,
                     1996) (Electronic Filing Only)
    Ex. 11         Statement re: Computation of Per Share Earnings
    Ex. 27         Financial Data Schedule (Electronic Filing Only)
    Ex. 99(i)      Crown Vantage Inc. 1995 Incentive Stock Plan (as amended
                     March 21, 1996 and May 7, 1996)(Electronic Filing Only)

(b) Reports on Form 8-K --

    None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN VANTAGE INC.
(Registrant)





/s/ Charles H. Shreve
---------------------
Charles H. Shreve
Senior Vice President,
Chief Accounting Officer
(Duly Authorized Officer and
Chief Accounting Officer)

November 12, 1996