Form 10-K405
period 1996-12-31
CROWN VANTAGE INC
filed 1997-03-31
CIK 948073

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                    FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 29, 1996
                                       or
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                        Commission file number:  1-13868

                               CROWN VANTAGE INC.
             (Exact name of registrant as specified in its charter)

                 VIRGINIA                              54-1752384
                 --------                              ----------
         (State of incorporation)         (I.R.S. Employer Identification No.)

  300 LAKESIDE DRIVE, OAKLAND, CALIFORNIA              94612-3592
  ---------------------------------------              ----------
 (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code:  (510) 874-3400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  [ X ]      No  [    ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [    ] Not Applicable

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 4, 1997 was approximately $63,121,000.

     As of March 4, 1997, 9,101,410 shares of Common Stock of the registrant were outstanding.

     Portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 29, 1996 are incorporated by reference in Parts I, II and IV hereof. Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled for May 6, 1997 are incorporated by reference in Part III hereof.

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

                                     PART 1

ITEM 1.  BUSINESS

GENERAL

Crown Vantage Inc. and subsidiaries (the "Company" or "Crown Vantage") became an independent company after the Board of Directors of James River Corporation of Virginia ("James River") approved the spin-off of assets, liabilities and operations which comprised a substantial part of James River's Communication Papers Business and the paper-based part of its Food and Consumer Packaging Business (collectively the "Predecessor Business"). As of the close of business on August 25, 1995, James River distributed to its common shareholders all of the outstanding shares of the Company (the "Distribution"). The Distribution was made in the form of a tax-free dividend on the basis of one share of the Company's common stock for every ten shares of James River common stock. A total of 8,446,362 shares of the Company's common stock were issued and began trading on NASDAQ on August 28, 1995.

James River transferred to the Company (including transfers to its wholly-owned subsidiary Crown Paper Co.) certain assets of the Predecessor Business and the Company assumed certain related liabilities from James River. In addition, Crown Paper Co. received $250 million in cash through a public offering of Senior Subordinated Notes and $253 million from initial borrowings under credit facilities with certain banks (collectively, the "Financing"). The proceeds from the Financing after payment of expenses and retention of $1.2 million cash ($485 million) were paid to James River together with $100 million Senior Pay-in-Kind Notes issued by the Company, as a return of James River's capital investment. The Distribution, transfer of assets and liabilities, Financing, and return of capital are collectively referred to as the "Spin-Off."

Also in connection with the Spin-Off, the Company entered into a Contribution Agreement and certain transition agreements with James River. The Company has relied on such agreements for certain services, and the supply of a portion of the products necessary to conduct the Company's manufacturing business, generally over terms of one to three years from the Spin-Off, at agreed to prices consistent with market terms.

The Company is a major producer of value-added paper products for a diverse array of end-uses. The Company's two business sectors and corresponding principal product categories are (i) printing and publishing papers, for applications such as special interest magazines, books, custom business forms and corporate communications and promotions (E.G. annual reports and stationery); and (ii) specialty papers, principally for food and retail packaging applications and conversion into such items as coffee filters, cups and plates. In total, the Company operates 11 facilities using 33 diverse paper machines.

The Company believes that its broad manufacturing capabilities allow it to offer a wider range of products and basis weights than most of its North American competitors. The Company focuses its operations on the higher value-added market niches of the sectors in which it competes. Papers produced for such niches generally command higher prices and tend to be less cyclical than commodity grades because they are used for more specialized applications and because there are fewer substitutes for these products.

The Company has implemented a business strategy that builds on Crown Vantage's unique strengths and technical expertise and that further differentiates it from other paper producers. The Company's objectives are to enhance its position as a leading supplier of value-added paper products to target markets, and to continue to pursue cost reductions and manufacturing efficiencies to maximize profitability. The elements of the Company's business strategy to accomplish such objectives are to: i) accelerate the introduction of additional value-added papers into the Company's mix; ii) obtain market share with innovative new products; iii) add value through high levels of customer service and product quality; and iv) reduce costs and improve productivity.

BUSINESS SECTORS AND END USE MARKETS

PRINTING AND PUBLISHING PAPERS

The Company's coated groundwood papers are produced at its fully integrated (i.e. pulp is manufactured on site) facility in St. Francisville, Louisiana. These papers are produced and sold for end-use products such as specialty magazines, catalogs, direct mail, and advertising supplements. The strength of the coated groundwood market is largely driven by the health of the retail market and is correlated with advertising expenditures. During 1996, the Company completed its rebuild of the number 1 coated paper machine at the St. Francisville, Louisiana mill. The rebuild is expected to increase capacity for publication papers by approximately 27,000 tons annually.

Uncoated printing and publishing papers are manufactured at the Company's fully integrated facilities in Berlin and Gorham, New Hampshire. Customer end-use products within the uncoated printing and publishing paper category include stationery, custom business forms, books and manuals, annual reports and other forms of corporate communications. Crown Vantage also produces uncoated printing and publishing papers at its non-integrated facilities in Adams, Massachusetts; Newark, Delaware; Ypsilanti, Michigan; and Dalmore and Guardbridge, Scotland. Demand for uncoated printing and publishing papers is correlated with economic cycles, since these papers are predominantly used in business related activities and commercial printing. However, the Company's specialty niches within the uncoated printing and publishing paper category make Crown Vantage less susceptible to economic cycles.

SPECIALTY PAPERS

Crown Vantage manufactures and sells specialty papers for use in food and retail packaging. The Company's products, which are concentrated in niche markets for coated and uncoated papers within the specialty packaging industry, are used by its customers to produce items such as multi-wall bags for pet foods, food service papers, labels and cereal liners. The Company's specialty packaging business is principally driven by consumer spending trends and has historically exhibited less cyclicality to general economic trends as compared to producers of papers for other end-use products. The Company's specialty papers are produced at non-integrated facilities in Port Huron and Parchment, Michigan and Milford, New Jersey.

Crown Vantage manufactures specialty converting papers at its fully integrated facility in St. Francisville, Louisiana. In order to meet customer-specific requirements, the Company imparts technical qualities to these value-added papers for conversion by its customers into end-uses such as paper cups and plates, coffee filters, disposable medical gowns, and bacon board. Converting papers also includes the Company's cast-coating operations in Richmond, Virginia, which provide cast-coating capabilities for a premium grade of coated paperboard for packaging and printing applications. The unique or unusual characteristics of the Company's specialty converting papers make substitution by customers difficult or otherwise undesirable, mitigating cyclicality.

MARKET PULP SALES AND PURCHASES

In 1996, the Berlin-Gorham, New Hampshire facility sold approximately 43,000 tons of pulp. The Company also purchases pulp to supply non-integrated mills, to obtain species not produced by the Company, and to minimize transportation costs. In 1996, the Company purchased approximately 261,000 tons of pulp.

SUPPLY REQUIREMENTS

FIBER. Wood fiber represents the largest single material cost for the Company's two integrated facilities. In 1996, the Company's integrated mills required a total of approximately 2,191,000 green tons of wood, of which 1,156,000 tons and 1,035,000 tons were required by the Company's mills in St. Francisville and Berlin-Gorham, respectively.

Approximately 5% of St. Francisville's total wood requirements, including 8% of its wood fiber needs for its coated groundwood pulp production requirements, are provided by the Company's Fitler Managed Forest. Groundwood papers are made largely from pulp produced by mechanically grinding wood to extract wood fibers and other by-products. The Fitler Forest includes a plantation of 33,000 acres of cottonwood located in Mississippi and Louisiana. The Company owns 25,000 acres at the site, and leases the remaining 8,000 acres under a long-term contract expiring in 2038. The remainder of St. Francisville's wood supply comes from outside sources, including a long-term supply arrangement with a third party which runs to 2016.

The Company owns 80,500 acres of woodlands in New Hampshire and Maine which provided only approximately 4% of Berlin-Gorham's fiber needs in 1996. Wood chips are used in the kraft pulp process (chemical pulp produced by an alkaline cooking process) and are either chipped by the Company or purchased directly. In 1996, Berlin-Gorham purchased approximately 98% of its softwood chips from area lumber mills under long-term supply agreements, while nearly all hardwood chips were chipped on site.

PULP. Pulp represents the largest single material cost for the Company's non-integrated facilities. In 1996, the Company had purchases of approximately 261,000 tons of several types of pulp (including 63,000 tons under a three-year supply agreement with James River) and 26,000 tons of recycled fiber. Purchased pulp is used to supply non-integrated mills, to obtain species not produced by the Company, and to minimize transportation costs.

COMPETITION

The markets in which the Company competes are highly competitive, with a number of major companies competing in each market. Competition is primarily based on price, although product quality, distinctive characteristics and customer service are often factors which determine a customer's choice of preferred supplier. Breadth of product line, product innovation, distribution and sales support are also important competitive factors, as many customers choose to maintain long-term relationships with suppliers who provide these benefits.

In the paper industry, companies tend to compete with other companies having paper machines of like capacity and capability. Capacity of paper machines in the industry range from 10 tons per day to 1,000 tons per day. The capacity of the Company's machines range from 10 tons per day to approximately 400 tons per day. The Company generally focuses its machines and work force on shorter run production and multiple grade changes of high margin, value-added papers. As a result, the Company believes its broad manufacturing capabilities are important in enhancing its competitiveness.

Market share data for 1996 was not available prior to preparation of this Form 10-K. The top ten producers of coated groundwood papers accounted for approximately 91% of North American capacity in 1995. Crown Vantage ranked 9th in 1995, with coated groundwood capacity market share of approximately 5.3.%. The top 15 producers of uncoated printing and publishing papers accounted for 88% of North American capacity in 1995. The Company ranked 14th in 1995, with an uncoated printing and publishing papers capacity market share of approximately 1.6%. Crown Vantage's 6.3% share of the North American packaging and industrial papers market ranked 4th in 1995.

CUSTOMERS

There were no individual customers to which sales exceeded 10% of the Company's consolidated 1996 net sales. Sales to the Company's five largest customers in 1996 accounted for approximately 21% of consolidated net sales. The Company's loss of any single customer would not have a material adverse effect on the financial condition of the Company.

EMPLOYEES

At December 29, 1996, the Company had approximately 4,000 employees, of whom approximately 1/4 were salaried and 3/4 were hourly employees. All of the hourly employees are represented under various union collective bargaining contracts. In the U.S., most hourly workers are members of the United Paperworkers International Union. Collective bargaining agreements covering the Berlin-Gorham, Newark, and Port Huron mills, which represent approximately 1/3 of the Company's hourly employees, expire before January 1, 1998. In the United Kingdom, most hourly personnel are covered by an ongoing national agreement that addresses worker conditions and safety, with wage increases negotiated annually. The Company believes that it has a generally positive relationship with its employees. In the last 9 years, the Company has not had any strikes or labor-related work stoppages.

RESEARCH AND DEVELOPMENT

The Company has not expended and does not plan to expend significant efforts on broad-based research and development activities. The Company instead emphasizes the development of new and improved products, primarily by using existing technology, utilizing product development personnel located at all of its mills.

ENVIRONMENTAL PROTECTION EFFORTS

Information concerning environmental expenditures, hazardous substance cleanup, environmental legal proceedings and other environmental matters affecting the Company is incorporated herein by reference from the text under the caption "Strategic Capital Expenditures Plan" and "The Environment" on pages 22 and 23, of the Company's 1996 ANNUAL REPORT TO SHAREHOLDERS, and Note 11 of the Notes to the Consolidated Financial Statements included in the Company's 1996 ANNUAL REPORT TO SHAREHOLDERS.

CAPITAL EXPENDITURES

Information concerning the Company's capital expenditures is incorporated herein by reference from the text under the captions "Investing Activities" and "Strategic Capital Expenditures Plan" on page 22, of the Company's 1996 ANNUAL REPORT TO SHAREHOLDERS.

TRADEMARKS AND PATENTS

The Company owns or has the right to use certain marks, which are registered trademarks of the Company or are otherwise subject to protection under applicable intellectual property laws. Some of its marks have been registered in such foreign jurisdictions as the U.K., Germany and the Benelux countries. The Company has registrations for numerous other trademarks routinely used in the Company's marketing, advertising and promotions. Such registrations may be kept in force in perpetuity through continued use of the marks and timely renewal. The Company considers these marks and the accompanying goodwill and customer recognition valuable and material to its business. The Company has a number of patents which collectively it believes are also beneficial to the Company, however the Company believes that the expiration of any patent would not have a material adverse effect on the Company.

INTERNATIONAL SALES

In 1996, net sales by the Company's foreign subsidiaries totaled $68.8 million, or 7.4% of total net sales. The Company's domestic sales to foreign customers were $46.5 million in 1996, approximately 5.0% of total net sales. The majority of the Company's international sales were to customers in Europe, Canada, Mexico, Australia and South Africa.

MARKETING AND DISTRIBUTION

The Company's products are sold either on a direct basis or through merchant distributors to publishers, printers, converters or other end-users. The Company's sales and marketing staff work with merchants and converters, or directly with end-users, to identify paper customization and service opportunities that can help the Company differentiate itself from competitors and make the Company a preferred source of supply. A strong integration between manufacturing, product development and sales helps the Company to respond favorably and quickly to customer inquiries and orders. As a result of this teamwork, the Company's sales staff has the ability and authority to respond to many non-standard customer requests immediately.

The Company's finished products are generally marketed on a delivered price basis and shipped by common carrier. Crown Vantage believes that timely and economical delivery of finished products is a critical element of a customer's selection of preferred suppliers and is a significant factor in the Company's ability to compete. The Company typically ships by rail, truck or intermodal service, using the most economical mode that meets service specifications. In many cases, Crown Vantage has contracted with key carriers for guaranteed space, which benefits the Company's cost structure and its customers through more dependable delivery. The mills seek to control warehouse costs by limiting finished goods inventory to generally between 2 and 14 days. The Company leases a warehouse and distribution center in Southampton, Pennsylvania where text and cover products from five manufacturing sites are stocked and combined for shipment by guaranteed pool trucks to stocking merchants and printers throughout the U.S. and Canada. Because these products are generally ordered in relatively small quantities, pooling orders from multiple customers in the same geographic area is cost-effective.

CYCLICAL NATURE OF THE PAPER INDUSTRY

The markets for paper products, including those in which the Company competes, are highly cyclical, characterized by periods of supply and demand imbalance and sensitivity to changes in industry capacity. Demand for paper products is influenced to a significant degree by the overall level of domestic economic
activity, which is beyond the Company's control.   A number of structural
factors also serve to accentuate the cyclicality of the paper industry, including the substantial capital investment and high fixed costs required to manufacture paper products; the significant exit costs associated with capacity reductions; and, at times, intensified competition from overseas market conditions. Because of the high fixed costs associated with paper production, paper manufacturers need to maintain high levels of capacity utilization (operating rates) to cover fixed costs and, accordingly, relatively small changes in operating rates due to changes in domestic demand, capacity, and levels of imports may significantly affect prices. In addition, the Company's non-integrated facilities are more susceptible to pulp price fluctuations -- benefiting during periods of decreasing pulp prices and suffering during periods of pulp price increases.

LEVERAGE RESULTING FROM THE SPIN-OFF

As a result of the Spin-Off, the Company has significant debt service requirements. The degree to which the Company is leveraged could impact its ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes.

ITEM 2. PROPERTIES

The Company owns and operates three pulp mills, eight paper mills and one cast-coating facility in the United States and two paper mills in Scotland. The following table summarizes the location, 1996 volumes and pertinent production characteristics of each facility. The Company's bank credit facility is collateralized by substantially all of the Company's assets, including the facilities listed below.



                                                                                               COATED AND UNCOATED
                              COATED                   UNCOATED                                 FREESHEET PAPERS
                            GROUNDWOOD                 FREESHEET                      -------------------------------------
                           PRINTING AND               PRINTING AND                     SPECIALTY                 SPECIALTY
                            PUBLISHING                 PUBLISHING                      PACKAGING                CONVERTING
                           -------------              ------------                    ----------                -----------
FACILITIES:              St. Francisville, LA          Berlin and                    Port Huron, MI           St. Francisville, LA
                                                       Gorham, NH                    Parchment, MI            Richmond, VA (b)
                                                       Guardbridge, Scotland         Milford, NJ              Berlin and
                                                       Dalmore, Scotland                                      Gorham, NH (c)
                                                       Adams, MA
                                                       Newark, DE
                                                       Ypsilanti, MI

1996 SALES
VOLUMES:                 258,000 tons                  240,000 tons (a)              239,000 tons             168,000 tons (c)

PRIMARY PRODUCTION:      No. 4, No. 5 medium           Custom forms papers,          Grease resistant         Coffee filters, cup
                         to heavy weight               text, cover and writing       paper, labels,           and plate stock and
                         grades for magazines          grades, security papers       multi-wall bags          cast-coated board
                         and catalogs                  and specialty                 and other packaging
                                                       applications                  and specialty
                                                                                     applications

SPECIAL PRODUCTION       Coating, calendering          Calendering, watermarks,      Coating, waxing,         Calendering, cast-
CAPABILITIES:                                          sheeting, embossing           calendering, chemical    coating, sheeting
                                                                                     treatment

PAPER MACHINES           2 Paper machines with         14 paper machines,            14 paper machines,       3 paper machines, 4
AND RELATED EQUIPMENT:   on-machine coating, 4         assorted sheeters,            3 with on-machine        cast-coating machines,
                         off-machine super calenders   rewinders and embossers       coating and hot/soft     4 sheeters
                                                                                     calendering, 3 with
                                                                                     on-machine waxers,
                                                                                     3 off-machine coaters,
                                                                                     6 off-machine waxers


(a) Does not include 43,000 tons of market pulp sold by the Company's Berlin-Gorham facility.
(b) The Richmond facility does not produce paper but provides cast-coating capabilities for the production of coated paperboard.
(c) Includes 29,000 tons of toweling manufactured and sold by the Company's Berlin-Gorham facility.

ITEM 3.  LEGAL PROCEEDINGS


In 1994, the Company filed a suit against the City of Berlin, New Hampshire relating to an approximately $107 million increase from 1992 to 1994 of the City's assessed value of the Berlin portion of the Berlin-Gorham facility. The increased assessed value resulted in an annual increase in property taxes of approximately $2.5 million. The Company is seeking abatement of the tax increase on the grounds that the City's valuations are excessive, and that New Hampshire law exempts certain income producing equipment, such as the chemical recovery unit, from property taxation. In April 1996, the trial court affirmed most of the City's positions. The Company has appealed the trial court decision to the New Hampshire Supreme Court, which has agreed to hear the matter.

The Company has been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act or similar federal and state laws with respect to alleged past disposal of wastes at approximately 18 sites in the United States. The Company has settled or resolved past actions related to certain of these sites at minimal cost, has concluded that it has no liability with regards to other sites, and is participating in investigations and cleanups at other sites for which it has received notification. In most cases, the Company is one of many PRPs and the alleged contribution to these sites has been minor. In certain cases, the Company cannot predict with reasonable certainty the total response and remedial costs, the Company's share of the total costs, the amounts of contributions from other PRPs, the time necessary to complete the cleanups, or the availability of reimbursement from insurance coverage. For those sites where a range of potential liability has been determined, the Company has established reserves it believes appropriate. Based on its investigation and cleanup experience and the number of other solvent PRPs, the Company does not currently believe that its share of the costs of investigation and remediation of currently known sites will have a material effect on its financial condition. However, because of uncertainties associated with remediation activities, regulations, technologies, and the allocation of costs among various other parties, actual costs to be incurred at identified sites may vary from estimates. Therefore management is unable to determine if the ultimate disposition of all known environmental liabilities will have a material adverse effect on the results of operations in a given fiscal quarter or year. In addition, as is the case with most manufacturing companies and many other companies, there can be no assurance that the Company will not be named as a potentially responsible party at additional sites in the future or that the costs associated with such additional sites would not be material.

The Michigan Department of Natural Resources has notified the Company that it intends to take enforcement action under the Michigan Water Resources Act arising out of a number of exceedances of the effluent limitation for Biological Oxygen Demand at Parchment. The Company has completed construction to upgrade the wastewater treatment plant in order to eliminate future exceedances. It is possible that the state will seek penalties from the Company.

In addition to the matters described above, the Company is a party to routine litigation, arbitrations and proceedings incidental to its business, the disposition of which is not expected to have a material adverse effect on the Company's business or financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF CROWN VANTAGE INC.:

Name                    Age     Position
----                    ---     --------
Ernest S. Leopold        63     Chairman, President and Chief Executive Officer,
                                Director
F. Allen Byrd            45     Senior Vice President, Coated Printing and
                                Publishing Papers
Katie Cutler             52     Senior Vice President, Corporate Communications
Antoinette S. Gabriel    52     Senior Vice President, Chief Administrative
                                Officer
C. Neil Henderson        58     Senior Vice President, Uncoated Printing and
                                Publishing  Papers
Christopher M. McLain    53     Senior Vice President and General Counsel,
                                Secretary
David A. Nelson          39     Senior Vice President, Uncoated Printing and
                                Publishing Papers
Robert A. Olah           48     Senior Vice President, Specialty Papers
R.  Neil Stuart          42     Senior Vice President, Chief Financial Officer


Ernest S. Leopold has been Chairman, President and Chief Executive Officer since creation of the Company in 1995. Previously served as Executive Vice President, Communication Papers of James River Corporation.

F. Allen Byrd has been Senior Vice President, Coated Printing and Publishing Papers since 1996 and previous thereto served as Senior Vice President, St. Francisville Group since creation of the Company in 1995. Previously served as Vice President, General Manager, James River Corporation Printing Papers Group.

Katie Cutler has been Senior Vice President, Corporate Communications since creation of the Company in 1995. Previously served as Vice President, External Affairs, James River Corporation Communication Papers Business.

Antoinette S. Gabriel has been Senior Vice President, Chief Administrative Officer since creation of the Company in 1995. Previously served as Vice President, Planning and Administration, James River Corporation Communication Papers Business.

C. Neil Henderson has been Senior Vice President, Uncoated Printing and Publishing Papers since 1996 and previous thereto served as Senior Vice President, Curtis Fine Papers Group since creation of the Company in 1995. Previously served as Chief Executive of James River Fine Papers Group and Chief Executive of James River Fine Papers, Ltd.

David A. Nelson has been Senior Vice President, Uncoated Printing and Publishing Papers since 1996 and previous thereto served as Senior Vice President, Berlin-Gorham Group since creation of the Company in 1995. Previously served as Vice President, General Manager, James River Corporation Berlin-Gorham Operations.

Christopher M. McLain has been Senior Vice President and General Counsel, Secretary since October 4, 1995. Previously an attorney with Sonnenschein Nath & Rosenthal, San Francisco, and prior thereto was Senior Vice President, General Counsel and Secretary, Transamerica Corporation, San Francisco.

Robert A. Olah has been Senior Vice President, Specialty Papers since 1996 and previous thereto served as Senior Vice President, Packaging Papers Group since creation of the Company in 1995. Previously served as Vice President, General Manager, James River Corporation Packaging Papers Division.

R. Neil Stuart has been Senior Vice President, Chief Financial Officer since May, 1996. Previously thereto served as Managing Director at the Toronto-Dominion Bank, New York.

The directors of Crown Vantage will hold office until the next annual meeting of stockholders of Crown Vantage and until their successors are duly elected and qualified. The executive officers named above will be elected to serve in such capacities until the next annual meeting of the Board of Directors, or until their respective successors have been duly elected and have been qualified, or until their earlier death, resignation, disqualification or removal from office. There is no family relationship between any of the directors.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company had approximately 9,200 shareholders of record of its Common Stock as of March 10, 1997. The Company's Common Stock is traded on the NASDAQ National Market System under the symbol CVAN.

Information concerning dividend restrictions and the high and low sales prices of the Company's Common Stock is incorporated herein by reference from Note 7 and Note 15, respectively, on pages 35 and 45, respectively, of the Company's 1996 ANNUAL REPORT TO SHAREHOLDERS.

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data is incorporated herein by reference from page 16 of the Company's 1996 ANNUAL REPORT TO SHAREHOLDERS.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference from pages 17 through 23 of the Company's 1996 ANNUAL REPORT TO SHAREHOLDERS.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Auditors as of and for the year ended December 29, 1996 and the consolidated financial statements of Crown Vantage Inc. are incorporated herein by reference from pages 24 through 46 of the Company's 1996 ANNUAL REPORT TO SHAREHOLDERS. The Report of Independent Accountants as of December 31, 1995 and for the years ended December 31, 1995 and December 25, 1994 is included herein as Exhibit 23.1 to this Form 10-K. See Item 14 of this report for information concerning financial statements and schedule filed with this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Information concerning the Company's change in accountants is included in the Company's Current Reports on Form 8-K and Form 8-K/A dated June 25, 1996 and June 28, 1996, respectively, which are incorporated herein by reference.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the Company's Board of Directors and compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the text under the captions "Election of Directors," "Certain Information Concerning the Board of Directors and its Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance" included in the Company's Proxy Statement for the May 6, 1997 Annual Meeting of Shareholders.

Information concerning the Company's Executive Officers appears under the caption "Executive Officers of Crown Vantage Inc." included in Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from the text in the following tables which are included in the Company's Proxy Statement for the May 6, 1997 Annual Meeting of
Shareholders: Summary Compensation Table, Options/SAR Grants in 1996, Aggregated Option/SAR Exercises in 1996 and Fiscal Year End Option/SAR Values, and Approximate Annual Pension Benefit at Age 65.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning ownership of equity stock of the Company by certain beneficial owners and management is incorporated herein by reference from the text under the caption "Principal Shareholders" and "Common Stock Ownership of Directors and Executive Officers" included in the Company's Proxy Statement for the May 6, 1997 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions with officers and directors is incorporated herein by reference from the text under the caption "Certain Relationships and Related Transactions" included in the Company's Proxy Statement for the May 6, 1997 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS. The report of independent auditors as of December 29, 1996 and for the year then ended and the following consolidated financial statements of the Company are incorporated herein by reference from the Company's 1996 ANNUAL REPORT TO SHAREHOLDERS. The report of independent accountants as of December 31, 1995 and for the two years then ended is included herein as Exhibit 23.1

                                                                  1996 Annual
                                                                  Report Page
                                                                  -----------

Report of Independent Auditors................................         24
Consolidated Statements of Operations- Years Ended
  December 29, 1996, December 31, 1995 and December 25, 1994...        25
Consolidated Balance Sheets - December 29, 1996
  and  December 31, 1995 ......................................        26
Consolidated Statements of Cash Flows - Years Ended
  December 29, 1996, December 31, 1995 and December 25, 1994 ..        27
Consolidated Statement of Changes in Equity- Years Ended
  December 29, 1996, December 31, 1995, and December 25, 1994 ..       28
Notes to Consolidated Financial Statements......................       29

                                                                  PAGE OR
                                                                EXHIBIT NUMBER
(a)(2)  FINANCIAL STATEMENT SCHEDULE.                           IN FORM 10-K
                                                                --------------
Report of Independent Auditors on Financial Statement
  Schedule as of and for the year ended December 29, 1996.....   Page   18
Report of Independent Accountants on Financial
  Statement Schedule as of  December 31, 1995 and
  for the period since inception through December 31, 1995....   Exhibit 23.1
Schedule I - Condensed Financial Information of Registrant...    Page    19

All schedules other than that indicated above are omitted because of the absence of the conditions under which they are required or because the required information is set forth in the consolidated financial statements and notes thereto.

(A)(3) EXHIBITS

All exhibits, including those incorporated by reference:

Exhibit
   No.                     Description
--------                   -----------

 2.1(1) Form of Contribution Agreement among Crown Paper Co. ("Crown Paper"), Crown Vantage, Inc. ("Crown Vantage"), James River Corporation of Virginia ("JRC") and James River Paper Company, Inc. ("James River Paper")
 3.1(1)   Articles of Incorporation of Crown Vantage
 3.2(5) Articles of Amendment to the Articles of Incorporation dated May 13, 1996 and July 31, 1996
 3.3(6)   Restated Bylaws of Crown Vantage
 3.4(1)   Articles of Designation for Preferred Shares, Series A
 4.1(1) Form of Rights Agreement between Crown Vantage and Norwest Bank Minnesota, N.A., as Rights Agent
10.1(1) Form of Tax Sharing Agreement among JRC, James River Paper, Crown Vantage and Crown Paper
10.2(1) Form of Berlin Product Supply Agreement between James River Paper and Crown Paper
10.3(1)   Form of Pulp Purchase Agreement between James River Paper and Crown
          Paper
10.4(1) Form of Pulp Sales Transition Agreement between James River Paper and Crown Paper
10.5(1) Form of Transition Services Agreement between James River Paper and Crown Paper
10.6(1) Form of Technical Services Agreement between James River Paper and Crown Paper
10.7(1) Form of Information Technology Services Agreement between James River Paper and Crown Paper
10.8(1) Form of Environmental Services Agreement between James River Paper and Crown Paper
10.9(1) Form of Offices Sharing Agreement between James River Paper and Crown Paper
10.10(1) Form of Pulp Technology Services Agreement between James River Paper and Crown Paper
10.11(1) Form of Cottonwood Pedigreed Plant Material Agreement between James River Paper and Crown Paper
10.12(1) Form of St. Francisville Product Supply Agreement (Consumer Products Business) between James River Paper and Crown Paper
10.13(1) Form of St. Francisville Product Supply Agreement (Packaging Business) between James River Paper and Crown Paper
10.14(1) Form of Landfill Agreement between James River Paper and Crown Paper 10.15(1) Form of Allocation Agreement among JRC, James River Paper and Crown
          Paper
10.16(1) Form of Packaging Papers Product Supply Agreement between James River Paper and Crown Paper
10.17(1) Form of Naheola Product Supply Agreement between James River Paper and Crown Paper
10.18(1)  Form of Confidentiality Agreement between JRC and Crown Paper
10.19(1) Form of St. Francisville Wood Chip Supply Agreement between James River Paper and Crown Paper
10.20(1) Form of St. Francisville Roundwood Supply and Cutting Rights Agreement between James River Paper and Crown Paper
10.21(1) Form of Northeast Roundwood Supply Agreement between James River Paper and Crown Paper
10.22(1) Form of Pension Funding Agreement among Crown Paper, Crown Vantage and James River
10.23(1) Form of Guaranty Support Agreement among Crown Paper, Crown Vantage and James River
10.24(1) Forms of KVP Parchment Lease and KVP Parchment Services Agreement, between Crown Paper and James River
10.25(1)  Form of Eureka Trademark Agreement
10.26(1)  Form of  Crown Vantage Stock Option Plan for Outside Directors    **
10.27*    Crown Vantage Inc. Stock Award Plan for Outside Directors  (as
          amended)   **
10.28* Second Amendment to the Crown Vantage Inc. Stock Award Plan for Outside Directors **
10.29(6)  Crown Vantage Inc. 1995 Incentive  Stock Plan    **
10.30(1)  Form of Crown Vantage Inc. Stock Plus Employee Stock Ownership Plan
          **
10.31(4)  Form of Employment Agreement for Ernest S. Leopold dated December 5,
          1995   **
10.32(2)  Form of Nonstatutory Stock Option with Reload Feature Agreement under
          the Registrant's 1995 Omnibus Incentive Stock Plan   **
10.33(2)  Form of Restricted Stock Award Agreement under the Registrant's 1995
          Omnibus Incentive Stock Plan   **
10.34(2)  Form of Nonstatutory Stock Option Agreement under the Registrant's
          1995 Stock Option Plan for Outside Directors   **

10.35(2)  Form of Restricted Stock Award Agreement under the Registrant's 1995
          Stock Award Plan for Outside Directors   **
10.36(4)  Form of Agreement (Severance) dated December 5, 1995   **
10.37(4) Form of Amendment No. 1 to the Crown Vantage Inc. Stock Plus Employee Stock Ownership Plan
10.38(3) Indenture between the Bank of New York, as trustee, and the Company, relating to the Notes
10.39* First Supplemental Indenture between the Bank of New York, as trustee, and the Company, relating to the Notes
10.40(3) Bank Credit Agreement among Morgan Guaranty Trust Company of New York, as Agent, the Banks named therein, Crown Paper and Crown Vantage
10.41*    Amendment No. 1 to Credit Agreement
10.42*    Amendment No. 2 to Credit Agreement
10.43(3) Note Purchase Agreement Between JRC and Crown Vantage, relating to the PIK Notes
10.44*    Receivables Purchase Agreement
10.45*    Purchase and Sale Agreement (relating to Receivables Purchase
          Agreement)
10.46* Loan Agreement between Business Finance Authority of the State of New Hampshire and Crown Paper Co.
10.47* Refunding Loan Agreement between Business Finance Authority of the State of New Hampshire and Crown Paper Co.
11*       Statement Re: Computation of  Per Share Earnings
16(7)     Letter regarding change in certifying accountant and related information
13.1* Portions of the 1996 Annual Report to Shareholders which are specifically incorporated by reference herein
21.1*     Subsidiaries
23.1* Report of Coopers & Lybrand L.L.P. on the consolidated financial statements of the Company as of December 31, 1995 and for the two years then ended and Report of Coopers & Lybrand L.L.P. on the financial statement schedule listed in Item 14(a)
23.2* Consent of Coopers & Lybrand L.L.P. to the incorporation by reference of their report dated February 23, 1996 into the Registration Statements on Form S-8, File Nos. 33-96788, 33-96854,
          33-96856, 333-09361, and 333-4420
23.3* Consent of Ernst & Young LLP to the incorporation by reference of their report dated February 10, 1997 into the Registration Statements on Form S-8, File Nos. 33-96788, 33-96854, 33-96856, 333-09361, and
          333-4420
27*       Financial Data Schedule

--------------------
(1) Previously filed as Exhibits to Crown Vantage Inc. Registration Statement No. 33-95736 on Form S-1 filed with the Securities and Exchange Commission ("SEC") on August 14, 1995, and all amendments thereto, concerning the distribution of Common Stock of Crown Vantage Inc.
(2) Previously filed as Exhibits to Crown Vantage Inc. Form 10-Q for the quarterly period ended September 24, 1995.
(3) Previously filed as exhibits to the Crown Paper Co. Registration Statement No. 33-93494 on Form S-1 filed with the SEC June 15, 1995, and all amendments thereto, concerning the offering of the $250,000,000 aggregate principal amount of Senior Subordinated Notes due 2005 to be issued by Crown Paper Co.
(4) Previously filed as Exhibits to Crown Vantage Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.
(5) Previously filed as Exhibits to Crown Vantage Inc. Registration Statement No. 333-09361 on Form S-8 and to Crown Vantage Inc.'s report on Form 10-Q for the quarter ended June 30, 1996, respectively.
(6) Previously filed as Exhibits to Crown Vantage Inc.'s report on Form 10-Q for the quarter ended September 29, 1996.
(7)  Previously filed in Form 8-K/A dated June 28, 1996.
*    Included as an exhibit herein.
**   Indicates management contract or compensatory plan or arrangement.

(b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter ended December 29, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


March  17 , 1997                             CROWN VANTAGE INC.
                                             (Registrant)


                                             By:  R. Neil  Stuart
                                             ---------------------------------
                                             R. Neil Stuart,
                                             Senior Vice President,
                                             Chief Financial Officer


KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Christopher M. McLain, R. Neil Stuart, and Michael J. Hunter, and each of them, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this report on Form 10-K together with all schedules and exhibits thereto, (ii) act on, sign and file such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith, and (iii) take any and all actions which may be necessary or appropriate to be done, as fully for all intents and purposes as he or she might or could do in person, hereby approving, ratifying and confirming all that such agent, proxy and attorney-in-fact or any of his or her substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17, 1997.

Signature                               Title
---------                               -----

William V. Daniel                       Director
---------------------------------
William V. Daniel


George B. James                         Director
---------------------------------
George B. James


Ernest S. Leopold                       Chairman, President, Chief Executive
---------------------------------       Officer and Director
Ernest S. Leopold


Joseph T. Piemont                       Director
---------------------------------
Joseph T. Piemont


E. Lee Showalter                        Director
---------------------------------
E. Lee Showalter

William D. Walsh                        Director
---------------------------------
William D. Walsh


James S. Watkinson                      Director
---------------------------------
James S. Watkinson


Donna L. Weaver                         Director
---------------------------------
Donna L. Weaver




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17, 1997.

Signature                               Title
---------                               -------


R. Neil Stuart                          Chief Financial Officer
---------------------------------
R. Neil Stuart


Michael J. Hunter                       Chief Accounting Officer
---------------------------------
Michael J. Hunter

                               CROWN VANTAGE INC.



                         FINANCIAL STATEMENT SCHEDULE I


                  CONDENSED FINANCIAL STATEMENTS OF REGISTRANT

REPORT OF INDEPENDENT AUDITORS


We have audited the consolidated financial statements of Crown Vantage Inc. and subsidiaries as of December 29, 1996, and for the year then ended, and have issued our report thereon dated February 10, 1997. Our report on the consolidated financial statements of Crown Vantage Inc. has been incorporated by reference in this Form 10-K from page 24 of the 1996 Annual Report to Shareholders of Crown Vantage Inc. In connection with our audit of such financial statements, we have also audited the related financial statement schedule listed in Item 14(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this schedule based on our audit. The schedule of Crown Vantage Inc. as of December 31, 1995 and for the period since inception through December 31, 1995 was audited by other auditors whose report dated February 23, 1996 expressed an unqualified opinion on that schedule.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                        ERNST & YOUNG LLP

San Francisco, California
February 10 , 1997

                               CROWN VANTAGE INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                Since Inception
                                             Year Ended             through
(amounts in thousands)                   December 29, 1996     December 31, 1995
----------------------                   -----------------     -----------------
Interest expense                              $(13,381)             $(4,616)
                                              ---------            ---------
  Loss before income taxes and equity
  in undistributed income of subsidiaries      (13,381)              (4,616)
Income tax benefit                                5,113                1,835
Equity in undistributed income (loss) of
        subsidiaries                           (16,536)               15,968
                                              ---------            ---------
Net income (loss)                             $(24,804)              $13,187
                                              ---------            ---------
                                              ---------            ---------

See notes to condensed financial statements.

                               CROWN VANTAGE INC.
                            CONDENSED BALANCE SHEETS


(dollar amounts in thousands)            December 29, 1996     December 31, 1995
-----------------------------            -----------------     -----------------
ASSETS

Income tax benefit, due from subsidiary                               $  1,656
Deferred income taxes                          $  1,107
Investment in subsidiaries                      130,963                134,546
                                              ---------              ---------
      Total Assets                             $132,070               $136,202
                                              ---------              ---------
                                              ---------              ---------

LIABILITIES AND EQUITY

Current Liabilities:

  Accrued liabilities                          $  4,255                 $4,166
                                              ---------              ---------
      Total current liabilities                   4,255                  4,166
                                              ---------              ---------
Long-term debt                                   98,742                 85,450
Deferred income taxes                                                    5,660
                                              ---------              ---------
  Total Liabilities                             102,997                 95,276
                                              ---------              ---------
Shareholders' Equity:
  Preferred Stock, no par value;
      Authorized - 500,000 shares;
      Issued and outstanding - None
  Common Stock, no par value;
      Authorized - 50,000,000 shares;
      Issued and outstanding - 9,107,535
      and 8,917,661 shares
      at December 29, 1996 and
      December 31, 1995,  respectively           44,578                 44,539
  Unearned ESOP shares and other                (7,253)               (15,452)
  Cumulative foreign currency translation
       adjustment                                 3,365                (1,348)
  Retained earnings (deficit)                  (11,617)                 13,187
                                              ---------              ---------
                                                 29,073                 40,926
                                              ---------              ---------
Total Liabilities and Equity                   $132,070               $136,202
                                              ---------              ---------
                                              ---------              ---------
See notes to condensed financial statements.

                     Notes to Condensed Financial Statements

Note 1 -- Basis of Presentation

Crown Vantage Inc. ("Crown Vantage" or the "Parent Company") was incorporated in Virginia in March 1995. Crown Vantage's only significant asset is all of the
outstanding shares of Crown Paper Co. and subsidiaries ("Crown Paper").   The
Parent Company's investment in subsidiaries is stated at cost plus equity in undistributed income of its subsidiaries since the Spin-Off. Net income (loss) of the Parent Company reflects its income and expense since inception as well as the earnings (losses) of Crown Paper since the Spin-Off.

Crown Paper has revised certain 1995 balance sheet amounts related to accounting for pension plans. The effect was to reduce Crown Paper's equity by $4.3 million, as compared to amounts disclosed in the prior year, thereby decreasing the Parent Company's investment in subsidiaries and equity by $4.3 million.

Note 2 -- Long-Term Debt

In connection with the Spin-Off, the Parent Company issued to James River 11.45% Senior Pay-in-Kind Notes (the "PIK Notes") which are due in 2007. Interest is due semi-annually in March and September and may be paid in cash or in additional PIK Notes until September 2003. Thereafter interest must be paid in cash. The PIK Notes are redeemable at the option of the Company on or after September 2000 at a redemption price of 105.725% declining to par in 2003 and thereafter. In addition, the Company may redeem up to 33-1/3% of the outstanding principal amount prior to September 1998 from the proceeds of one or more public offerings at a redemption price of 110.45% of the principal amount (100% of the principal amount if held by James River). In the event of a Change of Control (as defined in the underlying agreement) the holders of the PIK Notes have the right to require the Company to purchase the PIK Notes in cash at 101%. The PIK Notes have been recorded at a $15 million discount to reflect an approximate market rate of interest of 13% at the Spin-Off.

Note 3 -- Cash Flow Information

In connection with the establishment of Crown Vantage Inc.'s Employee Stock Ownership Plan in 1995 (the "ESOP"), the Parent Company sold 444,445 shares of Common Stock to the ESOP for $10 million. Prior to the sale, Crown Paper borrowed the $10 million under its Bank Credit Facility and lent that sum to the ESOP. Upon receipt of the funds from the ESOP, the Parent contributed the $10 million to Crown Paper which used the funds to reduce borrowings on its Bank Credit Facility. Other than the cash flows described above which occurred in 1995, there were no other cash flows of the Parent.

Note 4 -- Dividends

During 1996 and 1995, Crown Paper Co. neither paid nor declared dividends to the Parent.

Crown Vantage Inc.
SELECTED FINANCIAL DATA
CHART

---------------------------------------------------------------------------------------------------
                                                              Year Ended December
---------------------------------------------------------------------------------------------------
(dollar amounts in millions)                 1996        1995(a)     1994(a)    1993(a)    1992(a)
---------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS
  Net sales                                    $925      $1,077        $875       $823       $831
  Gross margin                                   75         156          43         36         28
  Selling and administrative expenses            52          56          57         49         47
  Operating income (loss)                        23         100         (14)       (13)       (19)
  Interest expense                               63          26           2          2          3
  Net income (loss)                             (25)         45         (10)       (12)(b)    (14)(d)

BALANCE SHEET DATA
  Cash and cash equivalents                    $  1      $    5        $ 12       $  9       $  7
  Working capital                                36          87          98         78         60
  Property, plant and equipment, net            678         668         699        722        662
  Total assets                                  946         985         987        986        922
  Total long-term debt
   (including current maturities)               553         567          26         26         29

OTHER FINANCIAL DATA
  EBITDA(c)                                    $104        $180        $ 69       $ 63       $ 52
  Capital expenditures                           81          47          53        110         60

SELECTED OPERATING DATA
  Employee head count                         3,995       4,162       4,324      4,536      4,801
  Tons sold (thousands of tons)                 948         985         990        924        938
  Pulp purchases (thousands of tons)            261         289         309        333        311
  Pulp sold (thousands of tons)                  43          44          57         45         62
---------------------------------------------------------------------------------------------------

(a) Includes the actual consolidated results of operations and other financial and operating data of the Company for the four months ended December 31, 1995 as well as the historical combined results of certain operations of James River which comprised a substantial part of its Communication Papers Business and the paper-based part of its Food and Consumer Packaging Business for the eight months ended August 27, 1995 and the three years ended December 25, 1994.

(b) Includes the effect of the 1993 U.S. corporate tax rate increase on deferred taxes which increased the net loss by $2.5 million.

(c) EBITDA represents income (loss) before extraordinary item and accounting changes (1992 only), income taxes, interest expense, $6.0 million in severance and other items in 1994, and depreciation and amortization. EBITDA is not presented herein as an alternative measure of operating income or cash flow from operations (both as determined in accordance with generally accepted accounting principles) but rather to provide additional information related to the Company's ability to service debt.

(d) Before extraordinary item and accounting changes.

Crown Vantage Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE OVERVIEW
THE "SPIN-OFF"
At the close of business on August 25, 1995, Crown Vantage Inc. and Subsidiaries (the "Company" or "Crown Vantage") became an independent company after the Board of Directors of James River Corporation of Virginia ("James River") distributed to its shareholders its holdings of all the outstanding stock of Crown Vantage by declaring and effecting a tax-free dividend of one share of Crown Vantage common stock for every ten shares of James River common stock. Prior to the dividend, James River transferred to the Company (including transfers to the Company's wholly-owned subsidiary Crown Paper Co.) certain of its assets, the Company assumed certain liabilities, and the Company obtained financing through a public debt offering and borrowings under bank credit facilities. As a return of its capital investment in Crown Vantage, the net proceeds from the above financings were paid to James River and the Company issued to James River certain Pay-in-Kind Notes. The 1 for 10 common stock dividend, transfer of assets and liabilities, financings, and return of capital are collectively referred to as the "Spin-Off."

The accompanying discussion of significant factors affecting the Company's results of operations, assets, liabilities, and financial condition and liquidity is made on a historical basis. Certain pro forma financial information is included in Note 16 (Supplemental Pro Forma Statements of Operations [Unaudited]) to the Company's Notes to the Consolidated Financial Statements.


         Chart

Tons sold per Employee
1996 - 237
1995 - 237
1994 - 229


BUSINESS SECTORS

The Company is a major producer of value-added paper products for a diverse array of end-uses. The Company's two business sectors and corresponding principal product categories are (i) printing and publishing papers, for ap plications such as special interest magazines, books, custom business forms and corporate communications and promotions (e.g. annual reports and stationery); and (ii) specialty papers, principally for food and retail packaging applications and conversion into such items as coffee filters, cups and plates.

The Company operates 11 facilities using 33 diverse paper machines and is partially-integrated. The Company purchases pulp in order to supply non-integrated mills, to obtain species not produced by the Company, and to minimize transportation costs.

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

The Company believes that its broad manufacturing capabilities allow it to offer a wider range of products and basis weights than most of its North American competitors. The Company focuses its operations on the higher value-added market niches of the sectors in which it competes. Papers produced for such niches generally command higher prices and tend to be less cyclical than commodity grades because they are used for more specialized applications and because there are fewer substitutes for these products.

CONSOLIDATED RESULTS OF OPERATIONS--
1996 COMPARED TO 1995

Net Sales: The Company's net sales decreased by 14.0% to $925.4 million for the 52 week year ended December 29, 1996 as compared to $1.1 billion for the 53 week year ended December 31, 1995. The decrease in sales is largely due to a 10.6% decrease in average selling prices per ton in 1996 compared to 1995. The decrease in sales prices began in early 1996, primarily as a result of excessive inventories at the producer and customer levels, which depressed paper prices. In addition, market pulp prices began to decline during the early months of 1996 which further contributed toward decreasing paper prices throughout 1996. Also contributing to the sales decrease, net tons sold in 1996 were 947,600, a 3.8% decrease from the 985,100 tons sold in 1995.

Operating Income: Operating income of $22.7 million in 1996 decreased $77.6 million from $100.3 million in 1995. The significant decrease in operating income is primarily attributable to the decreased pricing discussed above, partially offset by the Company's cost reduction program. Gross margin decreased from 14.5% of net sales in 1995 to 8.1% of net sales in 1996. The decrease in net sales price per ton discussed above, partially offset by a 3.9% decrease in average cost per ton sold in 1996 as compared to 1995, caused the reduction in gross margin.

Crown Vantage Inc.

Selling and administrative expenses decreased $3.3 million to $52.2 million in 1996 as compared to $55.5 million in 1995. Selling and administrative expenses in 1996 include $1.6 million attributable to the Company's sales of undivided interests in certain accounts receivable (see Liquidity and Capital Resources). Selling and administrative expenses in 1995 include $3.7 million of incentive compensation that was not incurred in 1996 due to operating losses.

Interest Expense: Interest expense increased from $25.8 million in 1995 to $63.3 million in 1996. The significant increase is a result of the financings incurred in connection with the Spin-Off.

Tax Provision: The income tax benefit in 1996 totaled $15.2 million as compared to income tax expense of $29.9 million in 1995. The effective income tax rates were 38.0% and 39.8% in 1996 and 1995, respectively.

Earnings (Loss) Per Share: The loss per share in 1996 was $2.87. Since the Company was not a separate entity with its own capital structure for the full year in 1995, earnings (loss) per share data for the entire 1995 fiscal year are not available.


OPERATING RESULTS BY SECTOR

--------------------------------------------------------------------------------------------------------
NET SALES AND TONNAGE BY SECTOR
--------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED                                     1996               1995                1994
--------------------------------------------------------------------------------------------------------
(sales in millions, tons in thousands)           TONS      SALES     Tons      Sales     Tons      Sales
Printing and Publishing Papers:
 Coated groundwood                                258       $214      284     $  263      282       $187
 Uncoated                                         240        239      243        274      230        212
Specialty Papers:
 Food and retail packaging                        239        305      249        346      258        331
 Converting                                       168        152      165        157      163        119
Pulp and miscellaneous(a)                          43         15       44         37       57         26
--------------------------------------------------------------------------------------------------------
Total Company                                     948       $925      985     $1,077      990       $875
--------------------------------------------------------------------------------------------------------

(a) Represents market sales of pulp to third parties. Excludes approximately 44,000 tons in 1996, 38,000 tons in 1995, and 28,000 tons in 1994 transferred to other Company facilities.

--------------------------------------------------------------------------------
OPERATING INCOME (LOSS) BY SECTOR  (IN MILLIONS)
--------------------------------------------------------------------------------
FOR THE YEAR ENDED                       1996             1995             1994
--------------------------------------------------------------------------------
Printing and Publishing Papers            $13             $ 79             $(17)
Specialty Papers:
  Food and retail packaging                 3              (16)              10
  Converting                               14               23                1
Pulp and miscellaneous                     (7)              14               (2)
Severance and other items                                                    (6)
--------------------------------------------------------------------------------
Total operating income (loss)             $23             $100             $(14)
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS BY BUSINESS SECTOR

PRINTING AND PUBLISHING PAPERS

Within this business sector, the Company produces coated groundwood and uncoated papers.

The Company's coated groundwood papers are produced and sold for end-use products such as specialty magazines, catalogs, direct mail, and advertising supplements. The strength of the coated groundwood market is largely driven by the strength of the retail market and is correlated with advertising expenditures. As the U.S. economy strengthened in 1995, demand for coated groundwood printing and publishing papers increased significantly, which allowed the Company to raise coated paper prices. However, an increasing demand in 1995 resulted in excess inventories at the customer level which began to depress prices during the early months of 1996. Demand for coated groundwood papers began to decrease in early to mid-1996 as customers drew down their inventories. A temporary oversupply of inventories at the producer level during the latter part of 1996 continued to depress pricing throughout the remainder of the year. Net sales of coated groundwood printing and publishing papers totaled $213.6 million in 1996 as compared to $263.2 million in 1995, an 18.9% decrease. The decrease in net sales

Crown Vantage Inc.

is due to a 10.5% decrease in coated groundwood prices on average in 1996 compared to 1995. Also contributing to the decrease in net sales was a 26,500 ton decrease in tons sold in 1996 as compared to 1995.

Customer end-use products within the uncoated printing and publishing papers category include stationery, custom business forms, books and manuals, annual reports and other forms of corporate communications. Demand for the Company's uncoated printing and publishing products is correlated with economic cycles, since these papers are predominantly used in business-related activities and commercial printing. However, the Company's specialty niches within the uncoated printing and publishing paper category make Crown Vantage less susceptible, though not immune, to economic cycles. Improvements in the U.S. economic cycle in late 1994 and 1995 stimulated demand for printing and publishing papers resulting in unprecedented high prices in 1995. As customer inventories began to build in late 1995 demand slowed and pricing started to decline through the remainder of 1995 and into 1996. Customer drawdowns of inventory through mid-1996 continued to depress prices. Net sales of uncoated printing and publishing papers in 1996 were $239.1 million as compared to $273.7 million in 1995, a 12.6% decrease. The decrease in net sales is primarily a result of an 11.7% decrease in the average selling price per ton in 1996 as compared to 1995. Tons sold in 1996 were 239,900, a 1.1% decrease from 1995.

Operating income from the sale of printing and publishing papers was $12.5 million in 1996, a $66.0 million decrease from operating income of $78.5 million in 1995. The significant decline in operating income is attributable to the decrease in pricing in both the coated and uncoated printing and writing papers sectors as well as the 29,100 ton decrease in printing and writing papers sold in 1996 compared to 1995.

Chart

Operating Income (Loss)
Printing and Publishing
Papers (in millions)

1996 - $ 12.5
1995 - $ 78.5
1994 - $(16.6)


SPECIALTY PAPERS

Within this sector, the Company produces specialty papers for use in food and retail packaging and converting end uses.

FOOD AND RETAIL PACKAGING PAPERS

Chart

Operating Income (Loss)
Packaging Papers (in
Millions)

1996 - $ 2.8
1995 - $(15.6)
1994 - $ 10.2


Crown Vantage manufactures and sells specialty papers for use in food and retail packaging. The Company's products, which are concentrated in niche markets for coated and uncoated papers within the specialty packaging industry, are used by its customers to produce items such as multi-wall bags for pet foods, food service papers, labels and cereal liners. The Company's specialty packaging business is principally driven by consumer spending trends and has historically exhibited less cyclicality due to general economic trends as compared to producers of papers for other end-use products. The Company's specialty packaging paper operations purchase all of their pulp and are therefore more susceptible to pulp price fluctuations -- operating results benefit during periods of decreasing pulp prices and suffer during periods of increasing pulp prices.

During 1996, Crown Vantage's food and retail packaging papers business generated net sales of $304.9 million as compared to net sales in 1995 of $345.7 million. The 11.8% decrease in net sales is the combined result of an 8.2% decrease in average selling price per ton in 1996 compared to 1995 and a 9,700 ton (3.9%) decrease in tons sold in 1996 versus 1995. Price movements within the Company's food and retail packaging papers business are closely aligned with pulp price changes. Industry pulp prices declined sharply during the first quarter of 1996 and remained at low levels (as compared to 1995) throughout the remainder of the year. The decline in pulp prices negatively affected prices for the Company's packaging papers, resulting in the 8.2% decrease in average selling price per ton discussed above.

However, the Company's packaging papers business is non-integrated and operating results benefit from pulp price decreases. During 1996, the Company's food and retail packaging papers generated operating profits of $2.8 million as compared to operating losses of $15.6 million in 1995. The improvement in operating results is primarily attributable to reduced pulp costs. Improvements in operating results were, however, off-set by price decreases as discussed above.

CONVERTING PAPERS

Chart

Operating Income (Loss)
Converting Papers (in
Millions)

1996 - $14.5
1995 - $22.9
1994 - $  .4

Crown Vantage manufactures specialty converting papers at its fully integrated facility in St. Francisville, Louisiana. In order to meet customer-specific requirements, the Company imparts technical qualities to these value-added papers for conversion by its customers into end-uses such as paper cups and plates, coffee filters, disposable medical gowns, and bacon board. Converting papers also includes the Company's cast-coating operations in Richmond, Virginia, which provide cast-coating capabilities for a premium grade of coated paperboard for packaging and printing applications. The unique or unusual characteristics of the Company's specialty converting papers make substitution by customers difficult or otherwise undesirable, mitigating cyclicality.

Net sales of the Company's specialty converting papers totaled $152.5 million in 1996, a $4.7 million decrease from net sales of $157.2 million in 1995. The 3.0% decrease is due to a $48 decrease in average sales price per ton in 1996 as compared to 1995. Demand for the Company's specialty converting papers was strong in 1996, with total tons sold increasing by 3,500 over 1995. Operating profits were $14.5 million in 1996, a

Crown Vantage Inc.

36.6% decrease compared to 1995. The decrease is reflective of the 5.1% decrease in average net selling prices.

PULP AND MISCELLANEOUS

Net sales of pulp and miscellaneous products declined from $36.7 million in 1995 to $15.2 million in 1996. As discussed above, industry average selling prices of pulp decreased significantly during the early months of 1996 and remained at low levels throughout the year. The Company's average net selling price per ton decreased by 43.5% during 1996 as compared to 1995. The Company recognized operating losses of $7.1 million in 1996 versus operating income of $14.5 million in 1995. The significant decline in operating results is due primarily to the decrease in average net selling price per ton.

RESULTS OF OPERATIONS--1995 COMPARED TO 1994

CONSOLIDATED RESULTS OF OPERATIONS

Net Sales: The Company's net sales increased by 23.0% to $1.1 billion for the year ended December 31, 1995 as compared to $875.3 million for the year ended December 25, 1994. The increase in sales is largely due to a 23.9% increase in average selling prices per ton in 1995 compared to 1994. The increase in sales prices began in late 1994, primarily due to increased demand for paper products, which allowed the Company to realize higher sales prices per ton in each business sector. Net tons sold in 1995 were 985,100, a 0.4% decrease from the 989,500 tons sold in 1994.

Operating Income (Loss): Operating income of $100.3 million in 1995 increased $114.6 million from a loss of $14.3 million in 1994. The significant increase in operating income is primarily attributable to the pricing improvements discussed above as well as the Company's successful cost reduction program. Gross margin increased from 4.9% of net sales in 1994 to 14.5% of net sales in 1995. Market pulp prices began to rise in late 1994 and into 1995. The Company's integrated facilities benefited from the pulp price increases as the cost of internally produced pulp remained relatively constant while prices for finished products were increasing. The increase in pulp prices negatively impacted the Company's non-integrated facilities which were unable to raise finished product prices enough to recover pulp cost increases.

Selling and administrative expenses decreased $1.7 million to $55.5 million in 1995 as compared to $57.2 million in 1994. Selling and administrative expenses in 1995 include $3.7 million of incentive compensation which was not incurred in 1994 due to operating losses.

1995 results also include $2.0 million relating to an environmental litigation settlement and a $1 million charge for miscellaneous asset write-offs. The operating loss for 1994 includes charges of $3.4 million for severance costs and $2.6 million relating to certain asset write-offs and an accrual for a lease cancellation.

Interest Expense: Interest expense increased from $2.0 million in 1994 to $25.8 million in 1995. The significant increase is a result of the financings incurred in connection with the Spin-Off.

Tax Provision: Income tax expense in 1995 totaled $29.9 million as compared to an income tax benefit of $5.6 million in 1994. The effective income tax rate is the result of certain items deductible for financial reporting purposes that are not deductible for tax purposes, and their relative effect on the income tax expense for 1995 as compared to the income tax benefit for 1994.

Earnings (Loss) Per Share: Since the Company was not a separate entity with its own capital structure in 1994, or for the full year in 1995, historical earnings (loss) per share data are not available.

RESULTS OF OPERATIONS BY BUSINESS SECTOR:

PRINTING AND PUBLISHING PAPERS

Net sales of coated groundwood printing and publishing papers totaled $263.2 million in 1995 as compared to $187.0 million in 1994, a 40.7% increase. The increase in net sales is due to 39.6% higher coated groundwood prices on average in 1995 compared to 1994.

Net sales of uncoated printing and publishing papers in 1995 were $273.7 million, up from 1994 net sales of $212.1 million, a 29.0% increase. The increase in net sales is the combined result of a 22.3% increase in average prices and a 5.6% increase in tons sold as compared to 1994.

Operating income for printing and publishing papers increased to $78.5 million in 1995 as compared to an operating loss of $16.6 million in 1994. The improvement in operating income is due to the increase in average selling price per ton and sales volumes discussed above.

FOOD AND RETAIL PACKAGING PAPERS

During 1995, Crown Vantage's food and retail packaging papers business generated net sales of $345.7 million as compared to net sales in 1994 of $331.4 million. The 4.3% increase in net sales is due to an 8.3% rise in average sales price per ton in 1995 compared to 1994, partially offset by a 3.5% decline in tons sold in 1995

Crown Vantage Inc.

compared to 1994. Operating losses in 1995 were $15.6 million as compared to operating profits in 1994 of $10.2 million. The decline in operating income is primarily attributable to increased market pulp costs for these non-integrated mills which could not be fully passed on to customers.

CONVERTING PAPERS

Net sales of specialty converting products were $157.2 million in 1995 as compared to $118.8 million in 1994. The 32.3% increase in sales is due to a 30.3% increase in average selling price per ton of specialty converting papers. Operating income for specialty converting papers was $22.9 million in 1995, a $22.5 million increase over 1994 operating income of $0.4 million. Crown Vantage improved gross margins and operating income over 1994 for manufactured products as the Company was able to increase prices in 1995 without incurring a corresponding increase in pulp costs.

PULP AND MISCELLANEOUS

Net sales of pulp and miscellaneous products increased by 41.2% to $36.7 million in 1995 as compared to $26.0 million in 1994. This increase is attributable to an 84.4% increase in average selling price per ton in 1995 over 1994, partially offset by a 22.8% decrease in tons sold in 1995 compared to 1994. Operating income from pulp and miscellaneous product sales in 1995 was $14.5 million, up $16.9 million from a $2.4 million operating loss in 1994. The increase in operating income is primarily the result of the increase in average pulp price per ton.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Prior to the Spin-Off, the Company participated in James River's centralized cash management system. As a result, the Company's cash funding requirements (if any) were met through James River. In 1995, James River withdrew $48.2 million from the Company prior to the Spin-Off. As discussed below, the Company entered into various bank and other borrowings in connection with the Spin-Off in order to meet its funding needs. Subsequent to the Spin-Off, the Company utilizes internally generated funds, its ability to access its revolving line of credit and, subject to the terms of the credit facility discussed below, may utilize debt and equity to meet its funding needs. In 1994, James River provided net funding of $2.9 million to the Company.

In connection with the Spin-Off, Crown Paper Co. entered into a credit facility with a group of banks (the "Bank Credit Facility") which provided $200 million in term loan financing and a $150 million revolving line of credit. Term Loans A and B totaled $100 million each at issuance with final principal payments due in 2002 and 2003, respectively. The revolving credit is due in 2002 and is available in the aggregate amount of $150 million with a $75 million sublimit for letters of credit (of which $42.4 million has been issued at December 29, 1996) and can be used for general corporate purposes, working capital needs, and permitted investments. During 1996, Term Loans A and B had average interest rates of 8.42% and 8.94%, respectively, and the revolving line of credit had an average interest rate of 9.49%. The Bank Credit Facility is collateralized by substantially all of the assets of Crown Paper Co. Also in connection with the Spin-Off, Crown Paper Co. issued $250 million of 11% Senior Subordinated Notes through a public debt offering (the "Notes") which are unsecured and are due in 2005.

As a return of its capital investment in Crown Vantage, the net proceeds from Term Loans A and B, the initial borrowing on the revolving line of credit, and the Notes were paid to James River. Also as a return of part of James River's capital investment in Crown Vantage, the Company issued to James River immediately prior to the Spin-Off $100 million of Senior Pay-in-Kind Notes (the "PIK Notes") which are due in 2007. Interest on the PIK Notes (which accrues at 11.45%) is due semi-annually. The interest may be paid in cash or in additional PIK Notes until September 2003, and thereafter interest must be paid in cash. The PIK Notes have been recorded at a $15 million discount to reflect an approximate market rate of interest of 13% at the Spin-Off date.

During 1996, the Company entered into a five year agreement with certain banks which provides for the sale of undivided interests (up to $60 million) in a revolving pool of trade accounts receivable. During 1996, the Company sold a total of $43 million of undivided interests. As collections reduce accounts receivable included in the pool, the Company sells undivided interests in new receivables in order to bring the amount sold up to $43 million.

Proceeds from the sales were used to prepay $43 million of long-term debt. The proceeds from the sales are less than the face amount of the undivided interests in accounts receivable sold and such discount ($1.6 million in 1996) is included in selling and administrative expenses in the consolidated statement of operations.

OPERATING ACTIVITIES

Chart

Operating Cash Flows (in Millions)

1996 - $104.9
1995 - $132.3
1994 - $ 54.0

Net cash provided by operating activities was $104.9 million in 1996 as compared to $132.3 million in 1995 and $54.0 million in 1994.

Crown Vantage Inc.

Cash provided by operating activities in 1996 includes the $43 million in proceeds received as a result of the Company's sales of certain accounts receivable discussed above. The decline in operating cash flows in 1996 as compared to 1995, excluding the effect of the $43 million sales of receivables, is primarily a result of the $24.8 million net loss incurred in 1996 versus net income of $45.3 million in 1995.

INVESTING ACTIVITIES

Net cash used in investing activities totaled $81.1 million, $45.6 million, and $52.2 million in 1996, 1995 and 1994, respectively. The Company's business is capital intensive. Pulp and paper mills generally consist of an extensive network of buildings, machinery, and equipment, which require continual upgrades, replacement, modernization and improvement. Capital expenditures in 1996 totaled $80.9 million of which $32.9 million related to the Company's rebuild of the Number 1 paper machine at the St. Francisville mill. Capital expenditures of $4.1 million related to installation of new computer systems across the organization allowing the Company to migrate off of James River's systems. Capital expenditures approximating $4.5 million related to an upgrade of the wastewater treatment plant at the Company's Parchment, Michigan mill. The remaining capital expenditures in 1996 related primarily to capital maintenance projects. Capital expenditures in 1995 and 1994 were $46.9 million and $53.5 million, respectively, which related primarily to capital maintenance projects.

FINANCING ACTIVITIES

Net cash used in financing activities was $28.0 million in 1996. During 1996, the Company prepaid $43 million on Term Loan A using proceeds from the sale of certain accounts receivable. The Company made additional prepayments totaling $3.4 million on Term Loan A as well as scheduled payments on Term Loans A and B of $5.4 million and $750,000, respectively. Also in 1996, the Company finalized an agreement with the Business Finance Authority of the State of New Hampshire whereby bonds were sold, resulting in net proceeds of $12.1 million, to finance certain sewage and solid waste disposal facilities to be used by the Company at its Berlin-Gorham facility. At December 29, 1996, the Company had $25.0 million outstanding on its line of credit and an additional $82.6 million of borrowing capacity under the facility.

The 1995 financing activities generally reflect certain transactions resulting from the Spin-Off. As discussed above (see General), the Company and its wholly-owned subsidiary, Crown Paper Co., entered into a series of financing transactions in connection with the Spin-Off from James River. Proceeds received from initial borrowings under the bank credit facilities and issuance of the Notes were paid to James River as a return of its investment in the Company. Issuance of the PIK Notes to James River (which did not result in a source or use of cash) was also a return of James River's investment in the Company.

The net cash provided by financing activities in 1994 of $2.0 million principally reflects James River's net capital infusion.

STRATEGIC CAPITAL EXPENDITURES PLAN

Management has implemented a strategic capital spending plan that supports the Company's focused business strategy of i) increasing the mix of value added products, ii) developing new products and markets, iii) building on customer service and relationships, and iv) continuing to improve efficiency and productivity. A significant portion of the Company's strategic capital expenditures plan is discretionary as to timing and, to a lesser extent, amount of expenditures. The Company's capital expenditure plan includes expenditures of $61 million in 1997. In aggregate, the Company's strategic capital plan calls for capital expenditures of approximately $445 million over the next five years, of which $93 million is profit adding, $284 million is for capital maintenance, and $68 million is environmental related.

THE ENVIRONMENT

ENVIRONMENTAL EXPENDITURES

Pulp and paper products companies are subject to regulation by various federal, state and local agencies concerning the discharge of materials into the environment. These laws and regulations require pulp and paper companies to operate within the standards established by federal, state and local agencies, which generally require substantial capital investments. Like its competitors, the Company has incurred and will continue to incur significant capital expenditures and operating costs to comply with stringent environmental standards. During 1996 and 1995, the Company spent approximately $21.6 million and $17.6 million, respectively, to control and monitor the discharge of pollutants into air, water, and land. In 1996, approximately $6.3 million of these expenditures were capitalized and $15.3 were expensed. In 1995, approximately $4.7 million of these expenditures were capitalized and $12.9 were expensed.

PROPOSED EPA AIR AND WATER REGULATIONS

In December 1993, the Environmental Protection Agency (the "EPA") published proposed regulations, informally referred to as the "Cluster Rules," pursuant to

Crown Vantage Inc.

portions of the Clean Air Act Amendment of 1990 (the "Clean Air Act") and the federal Water Pollution Control Act (the "Clean Water Act") which are applicable to pulp and paper facilities. These regulations may require significant changes in the pulping, bleaching and/or wastewater treatment processes presently used in some U.S. pulp and paper mills, including some of the Company's mills. The final Cluster Rules were scheduled to be issued in late 1995; however, their issuance has been delayed. Current indications are that the final rules will be issued in mid 1997 with a compliance date of three years later. Although it is reasonably possible that the implementation of the Cluster Rules could materially impact the Company's expenditures between 1997 and 2000, it is not currently possible to estimate such amounts with certainty. However, based on the Company's current understanding of the proposed rules, the Company believes that approximately $68 million of capital expenditures may be required to comply with the rules.

ENVIRONMENTAL LEGAL PROCEEDINGS

The Company has been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act or similar federal and state laws with respect to alleged past disposal of wastes at approximately 18 sites in the United States. The Company has settled or resolved past actions related to certain of these sites at minimal cost, has concluded that it has no liability with regards to other sites, and is participating in investigations and cleanups at other sites for which it has received notification. In most cases, the Company is one of many PRPs and the alleged contribution to these sites has been minor. However, in certain cases, the Company cannot predict with reasonable certainty the total response and remedial costs, the Company's share of the total costs, the amounts of contributions from other PRPs, the time necessary to complete the cleanups, or the availability of reimbursement from insurance coverage. For those sites where a range of potential liability has been determined, the Company has established reserves that it believes to be appropriate. Based on its investigation and cleanup experience and the number of other solvent PRPs, the Company has accrued $697,000 and $691,000 at December 29, 1996 and December 31, 1995, respectively. The ultimate liabilities can change substantially due to such factors as the solvency of other potentially responsible parties, the Company's share of responsibility, additional information on the nature or extent of contamination, methods of remediation required, and other actions by governmental agencies or private parties. The Company does not currently believe that its share of the costs of investigation and remediation of currently known sites will have a material adverse effect on its financial condition. Such costs could, however, have a material effect on the results of operations in a given year.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 ("Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities"). Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"), which applies to the Company's sales of undivided interests in certain accounts receivables, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 125 is effective for transactions occurring after December 31, 1996. The Company does not believe that adoption of SFAS No. 125 will have a material adverse effect on its financial position or results of operations.

In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1, Environmental Remediation Liabilities ("SOP 96-1"). SOP 96-1 provides guidance on the recognition, measurement, display, and disclosure of environmental remediation liabilities and is effective for fiscal years beginning after December 15, 1996. The Company has elected early adoption of the provisions of SOP 96-1 and has applied its provisions effective with its fiscal year ended December 29, 1996. Adoption of SOP 96-1 did not have a material effect on the Company's financial position or results of operations.

Crown Vantage Inc.
REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Crown Vantage Inc.:

We have audited the consolidated balance sheet of Crown Vantage Inc. and subsidiaries as of December 29, 1996, and the related consolidated statements of operations, cash flows, and changes in equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated balance sheet of Crown Vantage Inc. and subsidiaries, as described in Note 2, as of December 31, 1995, and the related consolidated statements of operations, cash flows, and changes in equity for the two years ended December 31, 1995 and December 25, 1994, were audited by other auditors whose report dated February 23, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1996 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crown Vantage Inc. and subsidiaries, at December 29, 1996 and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Ernst & Young LLP

San Francisco, California
February 10, 1997

Crown Vantage Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

---------------------------------------------------------------------------------------------------
                                                            52 WEEKS      53 Weeks        52 Weeks
                                                               ENDED         Ended           Ended
                                                        DECEMBER 29,  December 31,    December 25,
(amounts in thousands, except per share amounts)                1996           1995           1994
---------------------------------------------------------------------------------------------------
Net sales                                                   $925,376     $1,076,506       $875,334
Cost of goods sold                                           850,419        920,664        832,482
---------------------------------------------------------------------------------------------------
 Gross margin                                                 74,957        155,842         42,852
Selling and administrative expenses                           52,215         55,516         57,186
---------------------------------------------------------------------------------------------------
Operating income (loss)                                       22,742        100,326        (14,334)
Interest expense                                              63,301         25,755          1,961
Other income, net                                                555            565            687
---------------------------------------------------------------------------------------------------
Income (loss) before income taxes                            (40,004)        75,136        (15,608)
Income tax expense (benefit)                                 (15,200)        29,866         (5,638)
---------------------------------------------------------------------------------------------------
Net income (loss)                                           $(24,804)    $   45,270       $ (9,970)
---------------------------------------------------------------------------------------------------
Net loss per share                                          $  (2.87)
---------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

Crown Vantage Inc.
CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------
(amounts in thousands)                            DECEMBER 29, 1996     December 31, 1995
-----------------------------------------------------------------------------------------
ASSETS
Current Assets:
 Cash and cash equivalents                                 $  1,175              $  5,335
 Accounts receivable                                         56,004               106,674
 Inventories                                                 97,975               100,422
 Prepaid expenses and other current assets                   15,214                 8,832
 Deferred income taxes                                       14,191                14,899
-----------------------------------------------------------------------------------------
  Total current assets                                      184,559               236,162

Property, plant and equipment, net                          678,154               668,340
Other assets                                                 36,759                32,852
Unamortized debt issue costs                                 16,023                16,448
Intangibles, net                                             30,101                31,226
-----------------------------------------------------------------------------------------
  Total Assets                                             $945,596              $985,028
-----------------------------------------------------------------------------------------
LIABILITIES AND EQUITY
-----------------------------------------------------------------------------------------
Current Liabilities:
 Accounts payable                                          $ 60,612              $ 57,569
 Accrued liabilities                                         80,920                79,959
 Current portion of long-term debt                            6,761                11,883
-----------------------------------------------------------------------------------------
  Total current liabilities                                 148,293               149,411
-----------------------------------------------------------------------------------------
Long-term debt                                              545,971               555,352
Accrued postretirement benefits other than pensions         101,273               100,358
Other long-term liabilities                                  19,626                29,742
Deferred income taxes                                       101,360               109,239
-----------------------------------------------------------------------------------------
  Total Liabilities                                         916,523               944,102
-----------------------------------------------------------------------------------------
Shareholders' Equity:
 Preferred Stock, no par value;
  Authorized - 500,000 shares;
  Issued and outstanding - None
 Common Stock, no par value;
  Authorized - 50,000,000 shares;
  Issued and outstanding - 9,107,535 shares and
   8,917,661 shares at December 29, 1996 and
   December 31, 1995, respectively                           44,578                44,539
 Unearned ESOP shares and other                              (7,253)              (15,452)
 Cumulative foreign currency translation adjustment           3,365                (1,348)
 Retained earnings (deficit)                                (11,617)               13,187
-----------------------------------------------------------------------------------------
 Total Equity                                                29,073                40,926
-----------------------------------------------------------------------------------------
  Total Liabilities and Equity                             $945,596              $985,028
-----------------------------------------------------------------------------------------

See notes to consolidated financial statements.

Crown Vantage Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------
                                                                   52 WEEKS       53 Weeks       52 Weeks
                                                                      ENDED          Ended          Ended
                                                               DECEMBER 29,   December 31,   December 25,
(amounts in thousands)                                                 1996           1995           1994
----------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
 Net income (loss)                                                $ (24,804)     $  45,270       $ (9,970)
 Items not affecting cash:
  Depreciation and cost of timber harvested                          79,252         77,821         75,416
  Amortization of goodwill and other intangibles                      1,125          1,125          1,141
  Deferred income tax provision (benefit)                           (10,174)         1,834          3,623
  Interest on Pay-in-Kind Notes                                      13,377          4,616
  Other, net                                                          6,004              5          5,960
 Change in current assets and liabilities:
  Accounts receivable (includes $43,000 sold in 1996)                49,676        (16,523)       (16,032)
  Inventories                                                         3,344         (5,481)         2,030
  Other current assets                                               (9,948)        (6,805)           203
  Accounts payable                                                   (4,958)        10,744        (10,342)
  Other current liabilities                                             523          7,361          1,639
 Other, net                                                           1,520         12,307            300
----------------------------------------------------------------------------------------------------------
  Cash provided by operating activities                             104,937        132,274         53,968
----------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
 Expenditures for property, plant and equipment                     (80,914)       (46,930)       (53,476)
 Other, net                                                            (161)         1,366          1,268
----------------------------------------------------------------------------------------------------------
  Cash used for investing activities                                (81,075)       (45,564)       (52,208)
----------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
 Issuance of Subordinated Notes                                                    242,500
 Borrowings from Term Loans                                                        190,592
 Repayments of Term Loans                                          (52,538)         (2,750)
 Proceeds from draw down of Revolving Credit                       191,000          89,000
 Repayments of Revolving Credit                                   (176,000)        (79,000)
 Proceeds from issuance of Industrial Revenue Bonds,
  less underwriting costs                                           12,100
 Payments of other long-term debt                                   (2,584)         (1,026)          (854)
 James River's capital infusion (withdrawal), net                                 (533,126)         2,861
----------------------------------------------------------------------------------------------------------
  Cash (used for) provided by financing activities                 (28,022)        (93,810)         2,007
----------------------------------------------------------------------------------------------------------
 Increase (decrease) in cash and cash equivalents                   (4,160)         (7,100)         3,767
 Cash and cash equivalents, beginning of year                        5,335          12,435          8,668
----------------------------------------------------------------------------------------------------------
  Cash and cash equivalents, end of year                          $  1,175       $   5,335       $ 12,435
----------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

Crown Vantage Inc.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

-----------------------------------------------------------------------------------------------------------------------------------
                                                                               Unearned       Foreign
                                                          Common Stock             ESOP      Currency      Retained         James
                                                      ---------------------      Shares   Translation      Earnings       River's
(amounts in thousands)                                Shares        Amounts   and Other    Adjustment      (Deficit)   Investment
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 26, 1993                                                                                             $586,475
Net loss                                                                                                                   (9,970)
Change in equity component
 of minimum pension liability                                                                                               5,314
Foreign currency translation
 adjustment                                                                                                                   610
Capital infusion by
 James River, net                                                                                                           2,861
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 25, 1994                                                                                              585,290
CHANGES IN EQUITY FOR THE PERIOD
 ENDED AUGUST 25, 1995:
Net income                                                                                                                 32,083
Change in equity component
 of minimum pension liability                                                                                               2,023
Foreign currency translation
 adjustment                                                                                                                   693
EFFECT OF SPIN-OFF:
Adjustments to pension liabilities,
 accrued postretirement benefits
 other than pensions and deferred
 income taxes                                                                                                              26,989
Capital withdrawal by
 James River, net                                                                                                         (48,185)
Minimum pension liability                                                       $(5,611)                                    5,611
Reclassification of foreign
 currency translation adjustment                                                                 $701                        (701)
Issuance of Pay-in-Kind Notes,
 net of discount                                                                                                          (85,000)
Net proceeds paid to James River                                                                                         (484,941)
Distribution to James River
 shareholders                                           8,446        $33,862                                              (33,862)
CHANGES IN EQUITY FOR THE PERIOD
 AUGUST 25, 1995 THROUGH
 DECEMBER 31, 1995:
Net income                                                                                                  $13,187
Foreign currency translation adjustment                                                        (2,049)
Restricted Stock issuances                                27            677        (677)
Restricted Stock earned                                                              85
Issuance of shares to ESOP                               445         10,000     (10,000)
Earned ESOP shares                                                                  751
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995                           8,918         44,539     (15,452)       (1,348)       13,187
Net Loss                                                                                                    (24,804)
Foreign Currency translation adjustment                                                         4,713
Restricted Stock issuances                               190          2,860      (2,889)
Restricted Stock earned                                                           1,027
Issuance of shares to ESOP                                           (2,821)
Earned ESOP shares                                                                5,342
Minimum pension liability                                                         4,719
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 29, 1996                           9,108        $44,578     $(7,253)       $3,365      $(11,617)
----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

Crown Vantage Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

ORGANIZATION AND OPERATIONS

Crown Vantage Inc. and subsidiaries (the "Company" or "Crown Vantage") became an independent company after the Board of Directors of James River Corporation of Virginia ("James River") completed the spin-off of assets, liabilities and o perations which comprised a substantial part of James River's Communication Papers Business and the paper-based part of its Food and Consumer Packaging Business (collectively the "Predecessor Business"). At the close of business on August 25, 1995, James River distributed to its common shareholders all of the outstanding shares of the Company (the "Distribution"). The Distribution was made in the form of a tax-free dividend on the basis of one share of the Company's common stock for every ten shares of James River common stock. A total of 8,446,362 shares of the Company's common stock was issued and began trading on NASDAQ on August 28, 1995.

James River transferred to the Company (including transfers to the Company's wholly-owned subsidiary Crown Paper Co.) certain assets of the Predecessor Business and the Company assumed certain related liabilities from James River. In addition, Crown Paper Co. received $250 million in cash through a public offering of Senior Subordinated Notes and $253 million from initial borrowings under credit facilities with a group of banks (collectively, the "Financing"). The proceeds from the Financing after payment of expenses and retention of $1.2 million cash ($485 million) were paid to James River together with $100 million Senior Pay-in-Kind Notes issued by the Company, as a return of James River's capital investment. The Distribution, transfer of assets and liabilities, Financing, and return of capital are collectively referred to as the "Spin-Off."

The Company is a major producer of value-added paper products for a diverse array of end-uses. The Company's two business sectors and corresponding principal product categories are (i) printing and publishing papers, for applications such as special interest magazines, books, custom business forms and corporate communications and promotions (e.g. annual reports and stationery); and (ii) specialty papers, principally for food and retail packaging applications and conversion into such items as coffee filters, cups and plates. The Company operates 11 facilities using 33 diverse paper machines.

At December 29, 1996, the Company employed approximately 4,000 individuals of which approximately 1/4 were salaried and 3/4 were hourly. All of the Company's domestic hourly employees are represented under various collectively bargained union contracts. Hourly personnel at the Company's two mills in Scotland are covered by an ongoing national agreement that addresses working conditions, safety, and annual wage increases. Collective bargaining agreements at the Company's Berlin-Gorham, Newark, and Port Huron facilities, which cover approximately one-third of the Company's hourly employees, expire before January 1, 1998. The Company plans to renegotiate the above contracts before they expire.

The Company believes that its broad manufacturing capabilities allow it to offer a wider range of products and basis weights than most of its North American competitors. The Company focuses its operations on the higher value-added market niches of the sectors in which it competes. Papers produced for such niches generally command higher prices and tend to be less cyclical than commodity grades because they are used for more specialized applications and because there are fewer substitutes for these products. Like its competitors, the Company is subject to a number of risks, including the cyclical nature of the industry and the high degree of competition in the industry. In addition, the Company is highly leveraged as a result of debt incurred in connection with the Spin-Off.

NOTE 2

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Company include the accounts of Crown Vantage Inc. (the "Parent"), Crown Paper Co., and Crown Paper Co.'s consolidated subsidiaries. Significant intercompany balances and transactions have been eliminated.

The accompanying financial statements include the consolidated results of operations, assets and liabilities of the Company for the 52 weeks ended December 29, 1996. The accompanying financial statements also include the consolidated results of operations, assets and liabilities of the Company for the 18 weeks ended December 31, 1995 subsequent to the Spin-Off and the combined historical results of operations, assets and liabilities of the Predecessor Business while a part of James River for the 35 weeks ended August 27, 1995, and for the 52 weeks ended December 25, 1994.

Crown Vantage Inc.
NOTE 2 (continued)

The consolidated financial statements for all periods prior to the Spin-Off have been prepared as if the Company had operated as an independent stand-alone entity for all periods presented, except the Company generally did not have significant borrowings prior to the Spin-Off, and there was no allocation of James River's consolidated borrowings, and related interest expense, except for interest capitalized as a component of properties. Prior to the Spin-Off, the Company engaged in various transactions with James River and its affiliates that are characteristic of a group of companies under common control. Throughout the period prior to the Spin-Off, the Company participated in James River's centralized cash management system and, as such, its cash funding requirements were met by James River. The Company was charged by James River for direct costs and expenses associated with its operations which have been included in cost of goods sold or selling and administrative expenses, as appropriate. James River's administrative costs have been allocated to the Company for the period prior to the Spin-Off based on net sales and are included in selling and administrative expense. Selling and administrative expenses allocated to the Company were $5.5 million and $7.3 million in 1995 and 1994, respectively.

The Company's fiscal year includes the 52 or 53 weeks ending on the last Sunday in December. The years ended December 29, 1996, December 31, 1995, and December 25, 1994 included 52, 53, and 52 weeks, respectively.

CASH AND CASH EQUIVALENTS

The Company invests excess cash in marketable securities with original maturities of three months or less. These investments are classified as cash equivalents in the accompanying consolidated financial statements.

INVENTORIES

Inventories are stated at the lower of cost or market and include the cost of materials, labor and manufacturing overhead. The last-in, first-out cost flow assumption is used for valuing substantially all domestic inventories other than stores and supplies. Other inventories, including all inventories held by foreign operations, are valued using first-in, first-out or average cost assumptions.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost, less accumulated depreciation, including related delivery and installation costs and interest incurred on significant capital projects during their construction periods. Expenditures for improvements that increase asset values or extend useful lives are capitalized. Maintenance and repair costs are expensed as incurred. For financial reporting purposes, depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, which range from 20 to 45 years for buildings and 5 to 20 years for machinery and equipment. For income tax purposes, depreciation is calculated using accelerated methods.

The Company capitalizes interest on projects when the construction period is considerable and requires significant expenditures. Capitalized interest is amortized over the life of the related assets. Interest capitalized in 1996 was $1.1 million. Capitalized interest in 1995 and 1994 was not significant.

The Company adopted Statement of Financial Accounting Standards No. 121 ("Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of") in the first quarter of 1996. Adoption of Statement of Financial Accounting Standards No. 121 did not have a material effect on the Company's financial position or results of operations.

TIMBER AND TIMBERLANDS

Timber and timberlands are stated at cost less the accumulated total cost of timber previously harvested. Cost of timber harvested is determined on the basis of the annual amount of timber cut in relation to the total amount of recoverable timber.

UNAMORTIZED DEBT ISSUE COSTS

Debt issue costs are deferred and are being charged to interest expense over the life of the underlying indebtedness.

GOODWILL

The excess of the purchase price over the fair value of identifiable net assets of acquired companies is allocated to goodwill and amortized over 40 years. Goodwill (which is included in intangibles) totaled $40.1 million at December 29, 1996 and December 31, 1995 and is presented net of accumulated amortization of $11.3 million at December 29, 1996 and $10.3 million at December 31, 1995. The recoverability of goodwill has been evaluated to determine whether current events or circumstances warrant adjustments to the carrying value. As of December 29, 1996 and December 31, 1995 management believes that no significant impairment of goodwill was indicated.

LANDFILL CLOSURE AND POST-CLOSURE COSTS

The Company accrues for landfill closure costs over the periods that benefit from the use of the landfills. Management regularly reviews the adequacy of cost estimates and adjusts the accrued amounts as necessary.

ENVIRONMENTAL REMEDIATION COSTS

In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1, Environmental Remediation Liabilities ("SOP 96-1").

Crown Vantage Inc.
NOTE 2 (continued)

SOP 96-1 provides guidance for the recognition, measurement, display and disclosure of environmental remediation liabilities and is effective for fiscal years beginning after December 15, 1996. The Company has elected early adoption of the provisions of SOP 96-1 and has applied its provisions effective with its fiscal year ended December 29, 1996. Adoption of SOP 96-1 did not have a material effect on the Company's financial position or results of operations.

Accruals for estimated losses from environmental remediation obligations are recognized when such losses are probable and reasonably estimable, generally no later than completion of the remedial investigation and feasibility study. Costs associated with conducting such studies as well as other costs incidental to evaluation of the site and potential liability (if any) are accrued when such costs become probable and reasonably estimable. All accruals are adjusted as subsequent information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. The accruals do not include possible future insurance recoveries.

INCOME TAXES

The Company has filed its first consolidated federal income tax return and state income tax returns for the four months ended December 31, 1995. The Predecessor Business's taxable income for the eight months ended August 27, 1995 and the year ended December 25, 1994 was subject to inclusion in the consolidated federal income tax returns and state income tax returns of James River. Income tax expense for the eight months ended August 27, 1995 and income tax benefits for the year ended December 25, 1994 reflected in the accompanying consolidated financial statements represent the Company's share of James River's income tax provisions which are intended to approximate the income tax expense or benefits that would have been recognized had the Company filed separate income tax returns. Because the Company was historically included in the James River consolidated income tax return, the 1996 net operating loss cannot be carried back to the period prior to the Spin-Off. In addition, investment and other tax credit carryforwards included in the calculation of the Company's income tax provision and income tax benefit for 1995 and 1994, respectively, as well as the net operating loss carryforward for 1994 cannot be utilized on a separate company basis.

No provision is made for U.S. federal income taxes on $3.2 million of undistributed earnings of the Company's foreign subsidiaries as such earnings are considered indefinitely reinvested.

FOREIGN CURRENCY TRANSLATION

The accounts of foreign subsidiaries of the Company are measured using local currency as the functional currency. Assets and liabilities are translated into U.S. dollars at period-end exchange rates, and revenue and expense accounts are translated at average monthly exchange rates. Net exchange gains or losses resulting from such translation are excluded from net earnings and accumulated as a separate component of Shareholders' Equity. Gains and losses from foreign currency transactions are included in cost of sales.

JAMES RIVER'S INVESTMENT

James River's investment, as shown in the accompanying consolidated statement of changes in equity, reflects the historical activity between the Company and James River and the Company's cumulative results of operations. Transactions with James River are reflected as though they were settled immediately as an addition to or reduction of James River's investment.

SELECTED SALES INFORMATION

During each of the three years in the period ended December 29, 1996, export sales to foreign markets from the Company's domestic operations represented less than 10% of the Company's net sales. Net sales from the Company's two Scottish facilities were 7.4%, 6.6%, and 6.6% of net sales for the three years in the period ended December 29, 1996. No single customer accounted for more than 10% of net sales in any year. Net sales to James River were approximately 7.0%, 8.6% and 8.6% of total net sales in 1996, 1995 and 1994, respectively.

INTEREST EXPENSE

Interest expense included in the accompanying consolidated statements of operations for the period prior to the Spin-Off does not reflect any interest expense on additional debt that was incurred by the Company upon completion of the Spin-Off.

EARNINGS (LOSS) PER COMMON SHARE

The computation of loss per share for the year ended December 29, 1996 is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding for the period. The number of shares considered outstanding does not include 173,647 unearned shares held by the Employee Stock Ownership Plan Trust at December 29, 1996. Earnings (loss) per common share information for the years ended December 31, 1995 and December 25, 1994 has been omitted from the accompanying consolidated statements of operations since the Company as the Predecessor Business was not a separate entity with its own capital structure until the Spin-Off.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Crown Vantage Inc.
NOTE 2 (continued)

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

RECLASSIFICATIONS

Certain 1995 and 1994 amounts have been reclassified to conform with the 1996 presentation.

NOTE 3

SALE OF ACCOUNTS RECEIVABLE

During 1996, the Company entered into a five year agreement with certain banks which provides for the sale of undivided interests (up to $60 million) in a revolving pool of trade accounts receivable. During 1996, the Company sold a total of $43 million of undivided interests. As collections reduce accounts receivable included in the pool, the Company sells undivided interests in new receivables in order to bring the amount sold up to $43 million.

Proceeds from the sales, which are reported as operating cash flows in the consolidated statement of cash flows, were used to prepay $43 million of long-term debt. The proceeds from sales are less than the face amount of the undivided interests in accounts receivable sold and such discount ($1.6 million in 1996) is included in selling and administrative expenses in the consolidated statement of operations.

NOTE 4

CONCENTRATIONS OF CREDIT RISK

Credit risk represents the accounting loss that would be recognized at the reporting date if customers failed completely to perform as contracted.

Concentrations of credit risk that arise from financial instruments exist for groups of customers when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Company does not have a significant exposure to any individual customer.

Accounts receivable at the Company's facilities in Scotland totaled $19.9 million and $20.9 million at December 29, 1996 and December 31, 1995, respectively. There were no other significant concentrations of foreign credit risk at December 29, 1996 or December 31, 1995.

Crown Vantage Inc.
NOTE 5
-------------------------------------------------------------------------------
SUPPLEMENTAL BALANCE SHEET INFORMATION
-------------------------------------------------------------------------------

INVENTORIES
(amounts in thousands)                                     1996           1995
-------------------------------------------------------------------------------
Raw materials                                        $   26,283     $   37,238
Work-in-process                                           7,490          5,856
Finished goods                                           42,168         40,745
Stores and supplies                                      34,640         35,141
-------------------------------------------------------------------------------
                                                        110,581        118,980
Last-in, first-out reserve                              (12,606)       (18,558)
-------------------------------------------------------------------------------
Total inventories                                    $   97,975     $  100,422
-------------------------------------------------------------------------------
Valued at lower of cost or market:
Last-in, first-out                                   $   52,625     $   59,354
First-in, first-out or average                           45,350         41,068
-------------------------------------------------------------------------------
Total inventories                                    $   97,975     $  100,422
-------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT
(amounts in thousands)                                     1996           1995
-------------------------------------------------------------------------------
Land and improvements                                $   39,496     $   38,587
Buildings                                               141,363        139,117
Machinery and equipment                               1,012,690        934,807
Construction in progress                                 18,380         18,446
-------------------------------------------------------------------------------
                                                      1,211,929      1,130,957
Accumulated depreciation                               (561,965)      (490,685)
-------------------------------------------------------------------------------
                                                        649,964        640,272
Timber and timberlands, net                              28,190         28,068
-------------------------------------------------------------------------------
Net property, plant and equipment                    $  678,154     $  668,340
-------------------------------------------------------------------------------

ACCRUED LIABILITIES
(amounts in thousands)                                     1996           1995
-------------------------------------------------------------------------------
Compensated absences                                 $   11,652     $   11,459
Employee insurance benefits                              16,363         16,434
Accrued post retirement benefits
  other than pensions, current portion                    5,518          4,900
Accrued pension                                           3,924         14,235
Accrued interest                                         12,258         12,369
Taxes payable, other than income taxes                    7,190          5,281
Other accrued liabilities                                24,015         15,281
-------------------------------------------------------------------------------
Total accrued liabilities                            $   80,920     $   79,959
-------------------------------------------------------------------------------

Crown Vantage Inc.
NOTE 6

FOREIGN CURRENCY TRANSLATION ADJUSTMENT

The change in the cumulative foreign currency adjustment resulting from the translation of assets and liabilities of foreign entities of the Company was as follows:

------------------------------------------------------------------------------
(amounts in thousands)                                    1996            1995
------------------------------------------------------------------------------
Balance, beginning of year                             $(1,348)        $     8
Translation adjustments                                  4,713          (1,360)
Related income tax effect, net                                               4
------------------------------------------------------------------------------
Balance, end of year                                   $ 3,365         $(1,348)
------------------------------------------------------------------------------

Subsequent to the Spin-Off, the Company no longer provides for income taxes on its foreign currency translation adjustment as the undistributed earnings of its foreign entities are considered indefinitely reinvested.

NOTE 7
LONG-TERM DEBT


Consolidated long-term debt consists of the following:
(amounts in thousands)                                           1996            1995
-------------------------------------------------------------------------------------
CROWN PAPER CO.
Bank Credit Facility:
 Revolving credit, average interest rate 9.49% in 1996
  and 9.29% in 1995, due 2002                                 $ 25,000       $ 10,000
 Term Loan A, average interest rate 8.42% in 1996
  and 8.73% in 1995, due 2002                                   45,712         97,500
 Term Loan B, average interest rate 8.94% in 1996
  and 9.22% in 1995, due 2003                                   99,000         99,750
-------------------------------------------------------------------------------------
                                                               169,712        207,250
11% Senior Subordinated Notes, due 2005                        250,000        250,000
Industrial Revenue Bonds, average interest rate 7.65%
 in 1996 and 6.90% in 1995, payable to 2022                     34,278         24,182
10% Note, payable in 1996                                                         353

CROWN VANTAGE INC.
11.45% Senior Pay-in-Kind Notes, due 2007
 less unamortized discount                                      98,742         85,450
-------------------------------------------------------------------------------------
                                                               552,732        567,235
Less current portion                                             6,761         11,883
-------------------------------------------------------------------------------------
                                                              $545,971       $555,352
-------------------------------------------------------------------------------------

Crown Vantage Inc.
NOTE 7 (continued)

Maturities of long-term debt for the next five years are: 1997 - $6.8 million; 1998 and 1999 - $8.6 million; 2000 - $11.1 million, and 2001 - $7.5 million. Cash paid for interest in 1996, 1995 and 1994 totaled $45.8 million, $7.9 million, and $2.0 million, respectively.

Under the Bank Credit Facility (the "Facility") the revolving credit available is in the aggregate amount of $150 million with a $75 million sublimit for letters of credit (of which $42.4 million has been issued at December 29,1996) and can be used for general corporate purposes, working capital needs, and permitted investments. Borrowings under the Bank Credit Facility are subject to varying rates of interest that are indexed (at the Company's option) to a base rate (the higher of the Prime Rate or Federal Funds Rate), or the London Interbank Offered Rate.

Principal and interest amounts on Term Loan A and Term Loan B are due in quarterly installments. In addition to those scheduled repayments, Crown Paper Co. is obligated to make prepayments equal to 75% of Excess Cash Flow (as defined in the underlying agreement). The Company did not generate Excess Cash Flow in 1996. The Company is also required to make prepayments (in varying percentages of net proceeds) upon the occurrence of certain events which include, but are not limited to, proceeds received from any new debt or equity issuances, asset sales, and sales of accounts receivable. During 1996, the Company prepaid $43 million on Term Loan A using proceeds obtained through the sale of certain accounts receivable. The Company also prepaid $3.4 million on Term Loan A during 1996 in connection with the sale of certain Project Bonds.

In connection with the Facility, as amended, Crown Paper Co. is required to maintain minimum quarterly cash flow to total debt ratios as follows: first, second, third, and fourth quarters of 1997 - .13 to 1, .12 to 1, .13 to 1, and .16 to 1, respectively; and .20 to 1 thereafter. Crown Paper Co. must maintain minimum interest coverage ratios as follows: first, second, third, and fourth quarters of 1997 - 1.55 to 1, 1.35 to 1, 1.50 to 1, and 2.00 to 1, respectively; and 2.50 to 1 thereafter. Crown Paper Co. is also subject to minimum tangible net worth requirements. In addition, both the Company and Crown Paper Co. are subject to certain limitations on indebtedness, liens, mergers and acquisitions, asset sales, investments, joint ventures, capital expenditures and prepayments or acquisitions of certain indebtedness. The Facility also restricts Crown Paper Co. from paying cash dividends to the Company. Generally, dividends are limited to (a) amounts necessary to pay certain personnel and administrative expenses (not to exceed $800,000 per year), (b) current taxes payable attributable to Crown Paper Co., and (c) Crown Paper Co.'s share of Equity Proceeds (as defined in the underlying agreement). The Facility contains customary events of default, including certain changes of control. The obligations under the Facility are collateralized by substantially all of the assets of Crown Paper Co.

The Senior Subordinated Notes (the "Notes") are unsecured and interest is payable semi-annually in March and September. The Notes are redeemable at the option of Crown Paper Co. on or after September 1, 2000 at a redemption price of 105.5% which declines to par after September 1, 2003 and thereafter. In addition, Crown Paper Co. may redeem up to $85 million of aggregate principal of the Notes prior to September 1998 at a cash redemption price of 110% from the proceeds of one or more public offerings. In the event of a Change of Control (as defined in the underlying agreement) the holders of the Notes have the right to require Crown Paper Co. to purchase the Notes in cash at 101%. The Notes contain covenants, limitations and restrictions which in general are not more restrictive than those contained in the Facility.

In 1996, the Company completed an $18 million refinancing of certain industrial revenue bonds issued by the Business Finance Authority of the State of New Hampshire (the "Refunding Bonds"). The Refunding Bonds were issued to refinance certain of the Company's pollution control and solid waste disposal facilities located in the State of New Hampshire. The bonds are due January 1, 2022 and bear interest at 7.75%.

Also in 1996, the Company finalized an agreement with the Business Finance Authority of the State of New Hampshire whereby a total of $12.3 million of bonds were sold (the "Project Bonds") to finance certain sewage and solid waste disposal facilities to be used by the Company. The proceeds from the sale of Project Bonds are to be used to finance eligible project costs.

Crown Vantage Inc.
NOTE 7 (continued)

An amount equivalent to 50% of proceeds is to be prepaid on Term Loan A. During 1996, $3.4 million was prepaid on Term Loan A. An additional $6.2 million was deposited in an interest bearing account with a trustee to be drawn as needed to finance additional project costs, of which $3.2 is included in cash and cash equivalents at December 29, 1996. The Project Bonds bear interest at 7.875% and are due July 1, 2026.

The interest on the $100 million 11.45% Senior Pay-in-Kind Notes (the "PIK Notes") is due semi-annually in March and September, and may be paid in cash or in additional PIK Notes until September 2003. Thereafter interest must be paid in cash. The PIK Notes are redeemable at the option of the Company on or after September 2000 at a redemption price of 105.725% declining to par in 2003 and thereafter. In addition, the Company may redeem up to 33-1/3% of the outstanding principal amount prior to September 1998 from the proceeds of one or more public offerings at a redemption price of 110.45% of the principal amount (100% of the principal amount if held by James River). In the event of a Change of Control (as defined in the underlying agreement) the holders of the PIK Notes have the right to require the Company to purchase the PIK Notes in cash at 101%. The PIK Notes have been recorded at a $15 million discount to reflect an approximate market rate of interest of 13% at the Spin-Off. The PIK Notes contain covenants, limitations and restrictions which in general are not more restrictive than those contained in the Facility or the Notes.

At December 29, 1996 and December 31, 1995, estimated fair values of the Company's long-term debt instruments were $525.4 million and $526.0 million, respectively. The fair values of the Company's long-term debt instruments are based on quoted market prices, estimated based on quoted market prices for similar issues or estimated by discounting expected cash flows at the rates currently offered to the Company for debt having similar characteristics.

Crown Vantage Inc.
NOTE 8


INCOME TAXES

THE COMPONENTS OF INCOME (LOSS) BEFORE INCOME TAXES WERE AS FOLLOWS:
-----------------------------------------------------------------------------------------------------------
(amounts in thousands)                                                 1996            1995           1994
-----------------------------------------------------------------------------------------------------------
Domestic                                                           $(45,838)        $69,156       $(23,688)
Foreign                                                               5,834           5,980          8,080
-----------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                  $(40,004)        $75,136       $(15,608)
-----------------------------------------------------------------------------------------------------------

INCOME TAX EXPENSE (BENEFIT) CONSISTED OF THE FOLLOWING:
-----------------------------------------------------------------------------------------------------------
(amounts in thousands)                                                 1996           1995           1994
-----------------------------------------------------------------------------------------------------------
Current:
 Federal                                                            $(6,542)        $23,108      $(10,019)
 State                                                                 (478)          4,295        (1,850)
 Foreign                                                              1,994             629         2,608
-----------------------------------------------------------------------------------------------------------
  Total current income tax expense (benefit)                         (5,026)         28,032        (9,261)
-----------------------------------------------------------------------------------------------------------
Deferred:
 Federal                                                             (9,444)           (268)        3,024
 State                                                               (1,052)            (49)          469
 Foreign                                                                322           2,151           130
-----------------------------------------------------------------------------------------------------------
  Total deferred income tax provision (benefit)                     (10,174)          1,834         3,623
-----------------------------------------------------------------------------------------------------------
   Income tax expense (benefit)                                    $(15,200)        $29,866       $(5,638)
-----------------------------------------------------------------------------------------------------------

Principal reasons for the difference between the federal statutory income tax rate on the income (loss) before income taxes, and the Company's effective income tax rate were as follows:

-----------------------------------------------------------------------------------------------------------
                                                                        Percent of Pretax Income (Loss)
-----------------------------------------------------------------------------------------------------------
                                                                       1996            1995          1994
-----------------------------------------------------------------------------------------------------------
Federal statutory income tax rate                                     (35.0)%          35.0%        (35.0)%
State income taxes, net of federal income tax effect                   (3.8)            4.0          (5.7)
Amortization of goodwill                                                 .9             0.5           2.2
Other items, net                                                        (.1)            0.3           2.4
-----------------------------------------------------------------------------------------------------------
Effective income tax rate                                             (38.0)%          39.8%        (36.1)%
-----------------------------------------------------------------------------------------------------------

The income tax effects of temporary differences that gave rise to the net deferred tax liabilities as of December 29, 1996 and December 31, 1995, were as follows:

-----------------------------------------------------------------------------------------------------------
(amounts in thousands)                                                                 1996          1995
-----------------------------------------------------------------------------------------------------------
Excess of book over tax basis of property, plant and equipment                     $132,452      $134,892
Pension benefits, net                                                                12,767         8,274
Discount on Pay-in-Kind Notes                                                         5,174         5,660
Other items                                                                           4,069         4,160
-----------------------------------------------------------------------------------------------------------
Total deferred tax liabilities                                                      154,462       152,986
-----------------------------------------------------------------------------------------------------------
Postretirement benefits other than pensions                                         (41,519)      (40,945)
Accrued liabilities                                                                 (16,092)      (16,675)
Net operating loss carryforward                                                      (8,100)
Other items                                                                          (1,582)       (1,026)
-----------------------------------------------------------------------------------------------------------
Total deferred tax assets                                                           (67,293)      (58,646)
-----------------------------------------------------------------------------------------------------------
Net deferred tax liability                                                         $ 87,169      $ 94,340
-----------------------------------------------------------------------------------------------------------

Crown Vantage Inc.
NOTE 8 (continued)

The Company has recorded tax benefits totaling $12.7 million arising from the 1996 net operating loss. Tax losses totaling $13.6 million can be carried back to the 1995 tax year in order to recover $4.6 million of taxes previously paid. The Company has recorded an $8.1 million deferred tax benefit to reflect the remaining $18.2 million net operating loss carryforward, which expires in 2011. The Company made estimated tax payments in 1996 of $1.6 million which are also recoverable as a result of the current year net operating loss.

Cash payments for income taxes paid by the Company subsequent to the Spin-Off through December 31, 1995 totaled $11.2 million. Because the Company was included in the consolidated federal income tax returns of James River for the year ended December 25, 1994, cash payments on a separate entity basis are not determinable.

In connection with the Spin-Off, James River and the Company entered into a tax sharing agreement, pursuant to which James River generally is responsible for all federal and state income and franchise taxes for taxable periods ending on or prior to August 27, 1995.

The Company is responsible for all federal and state income and franchise taxes of the Crown Vantage group for taxable periods beginning after August 27, 1995. The Company generally is responsible for all unpaid taxes on its foreign subsidiaries, state and local taxes, other than income and franchise taxes, such as property, sales, use and payroll taxes related to the Crown Vantage group for all periods, including periods prior to August 27, 1995. James River will pay taxes related solely to the Spin-Off and the transactions contemplated thereby, provided that the Spin-Off and the transactions contemplated thereby are treated in accordance with the Internal Revenue Service Ruling ("IRS Ruling") relating to the tax-free treatment of the Spin-Off. Any taxes imposed by virtue of the Spin-Off and the transactions resulting thereby not being treated in accordance with the IRS Ruling shall be borne by the party solely causing the Spin-Off or the transactions resulting thereby not to be so treated. If neither party is solely at fault, any such taxes and liabilities would be shared, with the Company to be responsible for 20% and James River to be responsible for 80% of any such amounts.

NOTE 9

PENSION PLANS

James River sponsored various contributory and non-contributory pension plans which covered substantially all employees and also participated in several multiemployer retirement plans which provided defined benefits to employees covered under certain collective bargaining agreements. In connection with the Spin-Off, the Company and James River entered into an agreement with the Pension Benefit Guaranty Corporation (the "PBGC") whereby the Company's U.S. pension plans transferred to the Company and corresponding accumulated participant benefits were frozen (the "Frozen Plans"). New pension plans (the "New Plans") were then established by the Company that have terms substantially similar to the Frozen Plans. James River has also entered into an agreement with the PBGC which provides that, if the PBGC institutes proceedings to terminate a Frozen Plan, James River may either assume sponsorship of the plan or will be responsible for all liability arising from the termination of the plan as if it were the plan sponsor. James River's contingent obligation with respect to the Frozen Plans will generally end when there are no unfunded benefit obligations for the Frozen Plans. James River and the Company have entered into an agreement (the "Pension Funding Agreement") that establishes minimum funding requirements by the Company for the Frozen Plans that are at least equal to minimum funding requirements pursuant to Section 412 of the Internal Revenue Code.

Benefits under the majority of plans for hourly employees are primarily based on stated benefits per year of credited service. Benefits for salaried employees are primarily related to compensation and years of credited service. Contributions to the New Plans are made in amounts sufficient to meet the minimum funding requirements of applicable laws and regulations plus additional amounts, if any, as management, in consultation with its actuaries, deems to be appropriate. Contributions to multiemployer plans are generally based on negotiated labor contracts. Plan assets consist principally of equity securities and corporate and government obligations.

The present value of benefit obligations, related components of pension costs and plan assets were derived from actuarial calculations. Components of pension cost for 1995 and 1994 were derived from actuarial calculations of these components within the James River plans.

The components of the Company's net pension cost, which includes the Company's pension plan in Scotland, were as follows:

Crown Vantage Inc.
NOTE 9 (continued)

----------------------------------------------------------------------------------------------------------
(amounts in thousands)                                                 1996           1995           1994
----------------------------------------------------------------------------------------------------------
Service cost                                                         $5,344         $4,405         $3,844
Interest accrued on projected benefit obligation                     19,055         20,665         15,985
Net investment income on plan assets                                (27,088)       (46,374)        (1,996)
Net amortization and deferral                                         6,196         26,081       (10,947)
Contributions to multiemployer pension plans                             52             61             69
----------------------------------------------------------------------------------------------------------
Net pension cost                                                     $3,559         $4,838         $6,955
----------------------------------------------------------------------------------------------------------

Net amortization included amortization of the net transition assets, net experience gains and losses, and prior service costs over 15 to 20 years.

The actuarial assumptions used in determining net pension costs and related pension obligations were as follows:

----------------------------------------------------------------------------------------------------------
                                                                       1996           1995           1994
----------------------------------------------------------------------------------------------------------
Discount Rate                                                           8.0%           7.5%           8.6%
Assumed rate of increase in compensation levels                         4.0%           5.0%           5.0%
Expected long-term rate of return on plan assets                       10.0%          10.0%          10.0%
----------------------------------------------------------------------------------------------------------

The following table sets forth the funded status of the Company's U.S. and Scottish pension plans at December 29, 1996 and December 31, 1995:

----------------------------------------------------------------------------------------------------------
(amounts in thousands)                                         1996                         1995
----------------------------------------------------------------------------------------------------------
                                                       ASSETS    ACCUMULATED         Assets    Accumulated
                                                       EXCEED       BENEFITS         Exceed       Benefits
                                                  ACCUMULATED         EXCEED    Accumulated         Exceed
                                                     BENEFITS         ASSETS       Benefits         Assets
----------------------------------------------------------------------------------------------------------
Actuarial present value of:
 Vested benefits                                     $214,534        $15,136       $187,814       $ 40,185
 Nonvested benefits                                    13,801          1,060         12,518          6,776
----------------------------------------------------------------------------------------------------------
  Accumulated benefit obligation                      228,335         16,196        200,332         46,961
Effect of projected future salary increases             4,810              3          6,026
----------------------------------------------------------------------------------------------------------
Projected benefit obligation                          233,145         16,199        206,358         46,961
Plan assets at fair value                             268,258         13,855        216,155         37,067
----------------------------------------------------------------------------------------------------------
Plan assets in excess of (less than)
 projected benefit obligation                          35,113         (2,344)         9,797         (9,894)
Unrecognized net (gain) loss                          (11,344)         1,470          4,987          9,272
Unrecognized prior service cost                         8,568          2,353          7,043          5,048
Unrecognized net transition (asset) liability            (359)           101           (185)           (85)
Minimum Pension liability                                             (3,924)                      (14,235)
----------------------------------------------------------------------------------------------------------
Net pension asset (liability)                        $ 31,978        $(2,344)      $ 21,642       $ (9,894)
----------------------------------------------------------------------------------------------------------

Crown Vantage Inc.
NOTE 9 (continued)

Other assets include net noncurrent pension assets of $33.6 million and $26.0 million as of December 29, 1996 and December 31, 1995, respectively, exclusive of the additional minimum pension liabilities. As of December 29, 1996 and December 31, 1995, the additional minimum pension liabilities of $3.9 million and $14.2 million, respectively, were offset by intangible assets of $2.4 million and $5.0 million, respectively. The additional minimum pension liabilities at December 29, 1996 and December 31, 1995 were offset by charges to shareholders' equity of $892,000, net of deferred taxes of $590,000, and $5.6 million, net of deferred taxes of $3.6 million, respectively.

The 1995 intangible asset, charge to equity and related deferred taxes discussed above have been revised from the amounts disclosed in the prior year. The 1995 intangible asset, charge to equity and related deferred tax effect disclosed in the current year presentation were determined by separately aggregating data for underfunded and overfunded pension plans, consistent with the presentation of the 1996 amounts. The effect of the above was to decrease other assets by $7.1 million and increase the charge to equity and related deferred taxes by $4.3 million and $2.8 million, respectively, as compared to amounts disclosed in the prior year.

NOTE 10

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Salaried employees hired before January 1, 1993, generally become eligible for retiree medical benefits after reaching age 55 with 15 years of service or after reaching age 65. Under the salaried plan, postage 65 eligible retirees are reimbursed for a portion of the cost of premiums of Medicare supplement insurance policies, based upon vested years of service. Postage 65 salaried retirees are also reimbursed for certain prescription drug costs, less deductibles. Pre-age 65 eligible retirees are paid a stated percentage of covered medical expenses, less deductibles. Salaried employees hired after January 1, 1993 are not eligible for retiree medical benefits. Benefits, eligibility and cost-sharing provisions for hourly employees vary by location and collective bargaining unit. All of the Company's retiree medical plans are unfunded.

For the period subsequent to the Spin-Off, the consolidated financial statements include net periodic postretirement benefit costs that were actuarily determined by the Company. The consolidated financial statements include net periodic postretirement benefit costs allocated from the James River plans for the period up to and including the date of the Spin-Off. The components of the Company's net periodic postretirement benefit costs were as follows:

-------------------------------------------------------------------------------
(amounts in thousands)                             1996       1995        1994
-------------------------------------------------------------------------------
Service cost                                     $1,582     $1,511      $1,948
Interest cost on accumulated postretirement
 benefit obligation                               5,919      7,094       7,408
Net amortization                                 (1,965)    (1,949)     (1,352)
-------------------------------------------------------------------------------
Net periodic postretirement benefit cost         $5,536     $6,656      $8,004
-------------------------------------------------------------------------------

Net amortization includes amortization of prior service costs and gains and net experience gains and losses over 15 years.

The discount rate used in determining the accumulated postretirement benefit obligation ("APBO") was 8.0% and 7.5% as of December 29, 1996 and December 31, 1995, respectively. At December 29, 1996 and December 31, 1995, unrecognized net gain, APBO and postretirement benefit costs for active employees assigned to, and the retirees associated with, the Company were actuarily determined by the Company.

Crown Vantage Inc.
NOTE 10 (continued)

Summary information on the Company's plans is as follows:

------------------------------------------------------------------------------
(amounts in thousands)                                        1996        1995
------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
Retirees                                                   $43,392     $43,327
Fully eligible active participants                          11,000      11,338
Other active participants                                   24,931      26,262
------------------------------------------------------------------------------
Total accumulated postretirement benefit obligation         79,323      80,927
Unrecognized net gain                                       13,418       8,332
Unrecognized prior service gain                             14,050      15,999
------------------------------------------------------------------------------
Accrued postretirement benefit obligation                 $106,791    $105,258
------------------------------------------------------------------------------

As of December 29, 1996 and December 31, 1995, the Company has included $5.5 million and $4.9 million, respectively, of accrued postretirement benefit costs in accrued liabilities, representing the estimated current portion of this liability.

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 8.5% in 1996, declining by 0.5% per year through 2003 to an ultimate rate of 5.0%. If the health care cost trend rate assumptions were increased by 1%, the accumulated postretirement benefit obligation as of December 29, 1996 would have increased by $14.5 million. The effect of this change on the sum of the service cost and interest cost components of net periodic postretirement benefit cost for 1996 would have been an increase of $1.4 million.

NOTE 11

COMMITMENTS AND CONTINGENT LIABILITIES

LEASES

As of December 29, 1996, future minimum rental payments under noncancelable operating leases were as follows:

--------------------------------------
                               Minimum
(amounts in thousands)         Rentals
--------------------------------------
1997                             5,495
1998                             4,709
1999                             3,387
2000                             3,250
2001                             3,133
Later years                     15,176
--------------------------------------
Total future minimum rentals    35,150
--------------------------------------

Rent expense totaled $6.7 million in 1996, $8.8 million in 1995 and $13.9 million in 1994.

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

The Company has accrued estimated landfill site restoration, post-closure and monitoring costs totalling $11.1 million and $10.4 million at December 29, 1996 and December 31, 1995, respectively.

Crown Vantage Inc.
NOTE 11 (continued)

In addition, the Company has been identified as a potentially responsible party ("PRP"), along with others, under the Comprehensive Environmental Response, Compensation and Liability Act or similar federal and state laws regarding the past disposal of wastes at approximately 18 sites in the United States. The Company has previously settled its remediation obligations at many of these sites and is awaiting final delisting as a PRP. At other sites, the Company is one of many potentially responsible parties and its alleged contribution to the site and remediation obligation is not considered significant. At certain other sites, remedial investigation is underway. While it is reasonably possible that a loss may be incurred at these sites, an estimate of potential loss is not yet possible. Based upon its previous experience with respect to the cleanup of hazardous substances as well as the regular detailed review of its known hazardous waste sites and estimated costs to remediate certain sites, the Company has accrued $697,000 at December 29, 1996 and $691,000 at December 31, 1995, respectively. The liabilities can change substantially due to such factors as the solvency of other potentially responsible parties, the Company's share of responsibility, additional information on the nature or extent of contamination, methods of remediation required, and other actions by governmental agencies or private parties. While it is not feasible to predict the outcome of all environmental liabilities, based on its most recent review, management is of the opinion that its share of the costs of investigation and remediation of the sites of which it is currently aware will not have a material adverse effect upon the consolidated financial condition of the Company.

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

In December 1993, the EPA published draft rules which contain proposed regulations affecting pulp and paper industry discharges of wastewater and gaseous emissions ("Cluster Rules"). The final Cluster Rules were scheduled to be issued in late 1995; however, issuance has been repeatedly delayed. Current indications are that the rules will be issued in mid-1997 with a compliance date of 2000. These Cluster Rules may require significant changes in the pulping, bleaching and/or wastewater treatment processes presently used in some U.S. pulp and paper mills, including some of the Company's mills. Based on the Company's understanding of the proposed rules, the Company estimates that approximately $68 million of capital expenditures may be required to comply with the rules.

NOTE 12

SHAREHOLDERS' EQUITY

PREFERRED STOCK

The Company, without further action by the shareholders, is authorized to designate and issue up to approximately 500,000 shares (in series) of Preferred Stock and to fix as to any series the dividend rate, redemption prices, preferences on dissolution, the terms of any sinking fund, conversion rights, voting rights, and any other preferences or special rights and qualifications.

SHAREHOLDER RIGHTS PLAN

The Company has a rights plan designed to assure that the Company's shareholders receive fair and equal treatment in the event of a proposed takeover of the Company. Each share of Crown Vantage Common Stock has an associated preferred share purchase right (a "Right") entitling the Right holders to purchase 1/1,000 of a share of Series A Cumulative Participating Preferred Stock (the "Preferred Share") at an initial price of $85 (the "Purchase Price"). Each Preferred Share will have a minimum preferential quarterly dividend of

Crown Vantage Inc.
NOTE 12 (continued)

$1.00 per share, but will be entitled to an aggregate dividend of 1,000 times each dividend on a share of Crown Vantage Common Stock.

The Rights will be exercisable only if a person or group acquires, or obtains the right to acquire, beneficial ownership of 15% or more of the Company's outstanding Common Stock or announces a tender or exchange offer for 15% or more of the Company's outstanding Common Stock. Upon the occurrence of certain other events, each Right entitles the holder to receive (in lieu of Preferred Shares) shares of Common Stock of the Company (or, in certain circumstances, cash, property, or other securities of Crown Vantage or, in certain other circumstances, common stock of the acquiring entity) having a value of two times the Purchase Price.

The Company will be entitled to redeem the Rights at $.01 per Right at any time not later than 10 days after person or group has acquired 15% or more of the outstanding Common Stock of the Company. Until such time as they may be subject to exercise, these Rights will not be issued in separate form and may not be traded other than with the shares to which they are attached. If unexercised or unredeemed, the Rights will expire September 1, 2005.

STOCK INCENTIVE PLAN

The Company has adopted the 1995 Incentive Stock Plan. The Incentive Stock Plan is a long-term incentive plan designed to align the efforts and rewards of officers and key employees with the maximization of Company performance and increases in shareholder value. Under the Stock Incentive Plan, a maximum of 1,400,000 shares of the Company's Common Stock may be issued upon the exercise of options and under awards of restricted stock, incentive stock, and deferred stock.

A total of 190,500 and 26,283 shares of restricted stock were awarded during 1996 and 1995, respectively. At December 29, 1996 and December 31, 1995, 209,318 and 26,283 shares, respectively, of restricted stock were unvested. The market value of restricted stock at each date of grant has been recorded as unearned compensation and is being amortized to expense ($840,000 in 1996 and $72,000 in 1995) over the vesting periods, which range from one to six years.

OUTSIDE DIRECTORS' STOCK PLAN AND OPTION PLAN

In 1996, the Company awarded to each outside director that number of shares of Crown Vantage Common Stock that, when multiplied by the fair market value of Crown Vantage Common Stock at the grant date, most closely approximated (but did not exceed) $25,000. On the first business day of each fiscal year, beginning with the 1997 fiscal year, the Company will award to each outside director that number of shares of Crown Vantage Common Stock that, when multiplied by the fair market value at the grant date, most closely approximates (but does not exceed) $12,500. In addition, the Company will determine an amount of cash compensation to be paid to each outside director ("Cash Award"). If the outside director so elects, the outside director will be awarded the number of Crown Vantage Common Stock that, when multiplied by the fair market value at the grant date, most closely approximates (but does not exceed) 1.2 times the Cash Award.

Upon joining the board, each outside director is granted an option to purchase 3,000 shares of Crown Vantage Common Stock (the "Outside Directors' Option Plan"). As of each April 15 thereafter, each outside director is granted an option to purchase 1,000 shares of Crown Vantage Common Stock. Options under the Outside Directors' Option Plan generally have option prices based on average high and low trading prices for the ten-day periods preceding the grant dates and the options expire ten years after the grant dates.

NOTE 13

STOCK OPTION PLANS

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant and no compensation expense is recognized. As discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS No. 123")," requires use of option valuation models that were not developed for use in valuing employee stock options.

Stock options granted in 1996 and 1995 generally vest over a three year period and have maximum contractual lives of 10 years. A summary of the Company's stock option activity, and related information for the years ended December 29, 1996 and December 31, 1995 follows:

Crown Vantage Inc.
NOTE 13 (continued)

---------------------------------------------------------------------------------------------------
                                              1996                             1995
---------------------------------------------------------------------------------------------------
                                     Options     Weighted-Average     Options      Weighted-Average
                                                  Exercise Price                    Exercise Price
---------------------------------------------------------------------------------------------------
Outstanding-beginning of year        490,600          $22.88
 Granted                             389,610          $10.86          490,600           $22.88
 Exercised
 Forfeited                           (17,200)         $20.28
                                    --------                          -------
Outstanding-end of year              863,010          $17.48          490,600           $22.88
Exercisable at end of year           180,000          $22.39           18,000           $23.00
Weighted-average fair value of
 options granted during
 the year                                           $ 2.58(1)                           $ 5.45(1)
---------------------------------------------------------------------------------------------------

(1) Using the Black-Scholes option valuation model discussed below.

Exercise prices for options outstanding as of December 29, 1996 were as follows: 453,200 options at $23.00, 23,800 options at $20.50, 70,700 options at exercise prices ranging from $10.875 to $16.625, and 315,310 options at $10.00. The weighted-average remaining contractual life of those options is 9 years.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 6.36% and 6.19% for 1996 and 1995, respectively; dividend yield of 3.0% for 1996 and 1995; volatility factor of the expected market price of the Company's common stock of .19 for 1996 and 1995; and a weighted-average expected life of the option of 7 years for 1996 and 1995. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net loss for 1996 and net income for 1995 are $25.7 million and $45.0 million, respectively. The Company's pro forma loss per share in 1996 is $2.96. Pro forma earnings
(loss) per share for 1995 is not presented since the Company was not a separate entity with its own capital structure until the Spin-Off.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Crown Vantage Inc.

NOTE 14

EMPLOYEE STOCK OWNERSHIP PLAN

The Company sponsors an Employee Stock Ownership Plan (ESOP) which is available to substantially all employees of the Company. Participants may elect to contribute up to 10% of their compensation as pre-tax contributions under Internal Revenue Code Section 401(k). The Company will make matching contributions (up to a maximum of 6%) which vary based upon each participant's contribution as a percent of their compensation.

The ESOP was initially funded by a $10 million loan from Crown Paper Co. The proceeds were then used to purchase 444,445 shares of the Company's Common Stock. The price per share of $22.50 was based upon the average of the high/low bid price on September 27, 1995. The loan bears interest at 11% with level monthly payments of principal and interest and is due September 28, 2002. The Company's annual contributions to the ESOP in the form of matching contributions will be at least equal to the amount needed by the ESOP to make the principal and interest payments on the loan, less dividends received by the ESOP on unreleased shares.

The ESOP shares are pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to employees who make 401(k) contributions that year, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with Statement of Position 93-6 ("Employers' Accounting for Employee Stock Ownership Plans"). Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. As the Company recognizes compensation expense for its matching contribution, shares are committed for release from collateral and the shares become outstanding for earnings per share computations.

Compensation expense for the 401(k) match and the ESOP was $2.5 million in 1996 and $751,000 in 1995. The ESOP shares as of December 29, 1996 and December 31, 1995 were as follows:

--------------------------------------------------------------
                                           Number of Shares
                                         1996             1995
--------------------------------------------------------------
Allocated shares                      188,910            5,373
Shares released for
 allocation                            81,888           28,006
Unearned shares                       173,647          411,066
--------------------------------------------------------------
Total ESOP shares                     444,445          444,445
--------------------------------------------------------------
Fair value of unearned shares
 at end of year                    $1,367,500       $5,858,000
--------------------------------------------------------------

NOTE 15

QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

----------------------------------------------------------------------------------------------
(amounts in thousands, except shares             First    Second     Third    Fourth
and earnings (loss) per share amounts)         Quarter   Quarter   Quarter   Quarter      Year
----------------------------------------------------------------------------------------------
1996
Net sales                                     $252,853  $230,564  $221,064  $220,895  $925,376
Gross margin                                    32,894    23,049    11,332     7,682    74,957
Net income (loss)                                3,062    (2,962)   (9,568)  (15,336)  (24,804)
Earnings (loss) per share                          .36      (.35)    (1.11)    (1.77)    (2.87)
Shares used to compute earnings per share        8,528     8,562     8,623     8,689     8,632
Stock price            - High                   17 3/8    17 1/4   14 5/16    12 1/2    17 3/8
                       - Low                    13 1/2        14     9 1/4     7 3/4     7 3/4
                       - Close                  14 1/2    14 1/2    11 3/4     7 7/8     7 7/8
----------------------------------------------------------------------------------------------
1995
Net sales                                     $261,677  $272,253  $264,779  $277,797 $1,076,506
Gross margin                                    33,022    32,717    43,763    46,340    155,842
Net income                                      11,746    10,398    13,201     9,925     45,270
Earnings (loss) per share(a)                                                    1.17
Shares used to compute earnings per share(a)                                   8,494
Stock price            - High                                           27    24 3/4         27
                       - Low                                        20 1/2        13         13
                       - Close                                      24 1/4    14 1/4     14 1/4
-----------------------------------------------------------------------------------------------

(a) No quarterly earnings per share information is presented for the historical results of the Company while part of James River since the Company had no separate capital structure until August 25, 1995.

Crown Vantage Inc.
NOTE 16

SUPPLEMENTAL PRO FORMA STATEMENT OF OPERATIONS (UNAUDITED)

The following supplemental unaudited pro forma condensed statement of operations is presented for informational purposes to present the results of operations assuming that the Spin-Off of the Predecessor Business had occurred at the beginning of the year ended December 31, 1995. This information may not necessarily be indicative of the future results of operations of the Company or what the results of operations would have been had the Company operated as a separate independent Company during the entire period presented.

-------------------------------------------------------------------------------
Year Ended December 31, 1995
-------------------------------------------------------------------------------
(amounts in thousands, except                          Pro forma
earnings per share amounts)             Historical   Adjustments      Pro forma
-------------------------------------------------------------------------------
Net sales                               $1,076,506   $   (750)(a)    $1,075,756
Cost of goods sold                         920,664      1,393 (b)       922,057
-------------------------------------------------------------------------------
Gross margin                               155,842     (2,143)          153,699
Selling and administrative expenses         55,516                       55,516
-------------------------------------------------------------------------------
Operating income                           100,326     (2,143)           98,183
Interest expense                            25,755     41,109 (c)        66,864
Other income, net                              565                          565
-------------------------------------------------------------------------------
Income before income taxes                  75,136    (43,252)           31,884
Provision for income taxes                  29,866    (16,825)(d)        13,041
-------------------------------------------------------------------------------
Net Income                              $   45,270   $(26,427)       $   18,843
-------------------------------------------------------------------------------
Pro forma earnings per share                                         $  2.18(e)
-------------------------------------------------------------------------------

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

(c) Reflects pro forma increases in the Company's interest expense assuming that amounts outstanding in 1996 with respect to the Senior Subordinated Notes, Senior Pay-in-Kind Notes, and borrowing under the Bank Credit Facility were outstanding during the entire period in 1995. Pro forma interest expense also includes line of credit fees, guaranty fees for IRB's and commitment fees on the unused portion of the Revolver for the periods presented. Included in pro forma interest expense is the amortization of the pro rata portion of debt issue costs related to the Financings which is amortized over the lives of the related indebtedness. Variable rate debt of the Company is subject to ongoing interest rate fluctuations. The effect of a 1% increase in the interest rate on these borrowings would have the impact of increasing interest expense by approximately $1.8 million.

(d) Reflects the effect of the pro forma adjustments on income tax expense using an estimated marginal tax rate of 38.9%.

(e) Earnings per share is computed based upon 8,631,692 weighted average shares outstanding for the year ended December 29, 1996. (The number of shares considered outstanding does not include 173,647 shares held by the Employee Stock Ownership Plan trust at December 29, 1996.)