Form 10-Q/A
period 1996-06-30
CROWN VANTAGE INC
filed 1997-04-10
CIK 948073

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                     FORM 10-Q/A
                                   AMENDMENT NO. 1


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

                                                  Yes     X        No
                                                       -------         ------

Number of shares of no par value common stock outstanding as of the close of business on August 13, 1996:
                                   9,093,135 Shares
                    ---------------------------------------------

PART II  --  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS
TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Crown Vantage Inc. was held on May 7, 1996. There were 9,080,707 shares of Common Stock entitled to vote at the meeting and a total of 7,676,113 shares (84.53%) were represented at the meeting. The results of voting on the election of directors and three proposals were as follows:

1.  Election of Directors.  Seven nominees were elected as continuing directors.

                                                       Withhold
Nominee                          For                    Authority
-------------------           ---------                ----------
William V. Daniel             7,636,244                  39,869

George B. James               7,643,495                  32,618

Ernest S. Leopold             7,642,054                  34,059

Joseph T. Piemont             7,639,887                  36,226

E. Lee Showalter              7,639,932                  36,181

James S. Watkinson            7,637,933                  38,180

Donna L. Weaver               7,644,177                  31,936

There were no votes against, abstentions or broker non-votes with respect to the election of the nominees listed above.


2. Proposal to amend the company's Articles of Incorporation to increase the number of authorized shares of Common Stock.
                                                          Broker
For 6,622,882    Against   1,009,044   Abstain   21,322   Non-Vote   22,865


3. Proposal to amend the company's Articles of Incorporation to reduce the shareholder vote required for certain amendments to the Articles of Incorporation.
                                                          Broker
For 6,178,899    Against   185,138     Abstain   36,253   Non-Vote   1,275,823


4. Proposal to amend the company's 1995 Incentive Stock Plan to increase the number of shares authorized for issuance under the Plan.
                                                          Broker
For 6,168,922    Against   308,188     Abstain   27,441   Non-Vote   1,171,562

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K


(a) EXHIBITS

    Ex. 3*         Articles of Incorporation dated March 27, 1995 and
                   amendments thereto dated June 7, 1995, August 14, 1995 and
                   August 15, 1995.
    Ex. 3(i)**     Articles of Amendment to Articles of Incorporation dated
                   July 31, 1996.
    Ex. 3(iii)     Articles of Amendment to the Articles of Incorporation dated
                   May 13, 1996.


* Incorporated by reference from exhibits to Crown Vantage Inc. Registration Statement No. 33-95736 on Form S-1.

** Incorporated by reference from exhibit to Crown Vantage Inc. Form 10-Q for the quarterly period ended June 30, 1996.


SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN VANTAGE INC.
(Registrant)




/s/ R. Neil Stuart
------------------------------------
R. Neil Stuart
Senior Vice President,
Chief Financial Officer


April 9, 1997

EXHIBIT INDEX



EXHIBIT NO.   DESCRIPTION
-----------   -----------

Ex.  3   *    Articles of Incorporation dated March 27, 1995 and amendments thereto dated June 7, 1995, August 14, 1995 and August 15, 1995.

Ex.  3(i)**   Articles of Amendment to Articles of Incorporation dated July 31,
              1996.

Ex.  3(iii)   Articles of Amendment to the Articles of Incorporation dated May
              13, 1996.


* Incorporated by reference from exhibits to Crown Vantage Inc. Registration Statement No. 33-95736 on Form S-1.
** Incorporated by reference from exhibit to Crown Vantage Inc. Form 10-Q for the quarterly period ended June 30, 1996.