Form 10-Q
period 1997-03-30
CROWN VANTAGE INC
filed 1997-05-14
CIK 948073

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended: March 30, 1997   Commission File Number: 1-13868
--------------------------------------------------------------------------------



                              CROWN VANTAGE INC
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

                                                Yes ____X____        No_________

Number of shares of no par value common stock outstanding as of the close of business on April 25, 1997:

                               9,101,410 Shares
                    ---------------------------------------

                                    INDEX

                              CROWN VANTAGE INC.


PART I:  Financial Information

         Item 1.     Financial Statements

               -- Condensed Consolidated Balance Sheets - March 30, 1997 and December 29, 1996.

               -- Condensed Consolidated Statements of Operations - First quarter ended March 30, 1997 and March 31, 1996.

               -- Condensed Consolidated Statements of Cash Flows - Three months ended March 30, 1997 and March 31, 1996.

               --  Notes to Condensed Consolidated Financial Statements.

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II:  Other Information

          Item 4.  Submission of Matters to a Vote of Security Holders

          Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

PART I  --  FINANCIAL INFORMATION

ITEM 1  --  FINANCIAL STATEMENTS

                              CROWN VANTAGE INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS OF DOLLARS)


ASSETS                                                        MARCH 30, 1997  DECEMBER 29, 1996
                                                              --------------  -----------------
                                                                (UNAUDITED)
Current Assets:
     Cash and cash equivalents                                    $  3,781          $  1,175
     Accounts receivable, net                                       51,951            56,004
     Inventories                                                   101,542            97,975
     Prepaid expenses and other current assets                      13,555            15,214
     Deferred income taxes                                          14,191            14,191
                                                                  --------          --------
          Total current assets                                     185,020           184,559
Property, plant and equipment, net                                 664,814           678,154
Other assets                                                        36,759            36,759
Unamortized debt issue costs                                        15,468            16,023
Intangibles, net                                                    29,820            30,101
                                                                  --------          --------
          Total Assets                                            $931,881          $945,596
                                                                  --------          --------
                                                                  --------          --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                             $ 50,852          $ 60,612
     Accrued liabilities                                            74,189            80,920
     Current portion of long-term debt                               7,462             6,761
                                                                  --------          --------
          Total current liabilities                                132,503           148,293
Long-term debt                                                     568,539           545,971
Accrued postretirement benefits other than pensions                101,680           101,273
Other long-term liabilities                                         15,771            19,626
Deferred income taxes                                               95,803           101,360
                                                                  --------          --------
          Total Liabilities                                        914,296           916,523
                                                                  --------          --------
Shareholders' Equity:
     Preferred Stock, no par value;
          Authorized - 500,000 shares;
          Issued and outstanding - None
     Common Stock, no par value;
          Authorized - 50,000,000 shares;
          Issued and outstanding 9,101,410 and
          9,107,535 shares at March 30, 1997
          and December 29, 1996, respectively                       43,213            44,578
     Unearned ESOP shares and other                                 (5,029)           (7,253)
     Cumulative foreign currency translation adjustment                652             3,365
     Retained deficit                                              (21,251)          (11,617)
                                                                  --------          --------
                                                                    17,585            29,073
                                                                  --------          --------
Total Liabilities and Shareholders' Equity                        $931,881          $945,596
                                                                  --------          --------
                                                                  --------          --------

          SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              CROWN VANTAGE INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the  First Quarter (13 weeks)
                   Ended March 30, 1997 and March 31, 1996
                 (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE)



                                                         First Quarter
                                                    -----------------------
                                                      1997           1996
                                                    --------       --------
                                                          (UNAUDITED)

Net sales                                           $228,641       $252,853
Cost of goods sold                                   211,477        219,959
                                                    --------       --------
Gross margin                                          17,164         32,894
Selling and administrative expenses                   16,506         11,973
                                                    --------       --------
     Operating Income                                    658         20,921
Interest expense                                     (15,995)       (16,112)
Other income, net                                        141            274
                                                    --------       --------
     Income (loss) before income taxes               (15,196)         5,083
Provision (benefit) for income taxes                  (5,562)         2,021
                                                    --------       --------
     NET INCOME (LOSS)                               $(9,634)      $  3,062
                                                    --------       --------
                                                    --------       --------
Income (loss) per share                              $ (1.10)      $   0.36
                                                    --------       --------
                                                    --------       --------

          SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              CROWN VANTAGE INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Three Months (13 weeks)
                   Ended March 30, 1997, and March 31, 1996
                          (IN THOUSANDS OF DOLLARS)

                                                                                 Three Months
                                                                          --------------------------
                                                                            1997              1996
                                                                          --------          --------
                                                                                 (UNAUDITED)
Cash Provided by (Used for) Operating Activities:
     Net income (loss)                                                    $ (9,634)         $  3,062
     Items not affecting cash:
          Depreciation and cost of timber harvested                         20,298            19,267
          Amortization of goodwill and other intangibles                       281               281
          Interest on Pay-in-Kind Notes                                      3,580             3,226
          Other, net                                                         1,279             1,472
     Changes in current assets and liabilities:
          Accounts receivable                                                4,053            12,197
          Inventories                                                       (3,567)           (3,777)
          Other current assets                                               1,659              (548)
          Accounts payable                                                  (1,836)           (3,637)
          Other current liabilities                                         (6,732)           (4,017)
     Other, net                                                             (8,571)           (3,464)
                                                                          --------          --------
          Cash Provided by Operating Activities                                810            24,062
                                                                          --------          --------
Cash Used for Investing Activities:
     Expenditures for property, plant and equipment                        (13,960)          (18,300)
     Other, net                                                               (787)                -
                                                                          --------          --------
          Cash Used for Investing Activities                               (14,747)          (18,300)
                                                                          --------          --------

Cash Provided by (Used for) Financing Activities:
     Proceeds from draw down of Revolving Credit                            33,000            76,000
     Repayments of Revolving Credit                                        (15,000)          (77,000)
     Repayments of Term Loans and other long-term debt                      (1,457)           (2,750)
                                                                          --------          --------
          Cash Provided by (Used for) Financing Activities                  16,543            (3,750)
                                                                          --------          --------

Increase in cash and cash equivalents                                        2,606             2,012
Cash and cash equivalents at beginning of year                               1,175             5,335
                                                                          --------          --------
Cash and cash equivalents at end of period                                $  3,781          $  7,347
                                                                          --------          --------
                                                                          --------          --------

          SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              CROWN VANTAGE INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)



NOTE 1  --  ORGANIZATION AND BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the consolidated operations, assets and liabilities of Crown Vantage Inc. (the "Parent"), Crown Paper Co., and Crown Paper Co.'s consolidated subsidiaries. Crown Vantage Inc. and subsidiaries (the "Company") became an independent company after the Board of Directors of James River Corporation of Virginia ("James River") approved the spin-off of assets, liabilities and operations which comprised a substantial part of James River's Communication Papers Business and the paper-based part of its Food and Consumer Packaging Business ("Predecessor Business"). At the close of business on August 25, 1995, James River distributed to its common shareholders all of the outstanding shares of the Company (the "Distribution"). The Distribution was made in the form of a tax-free dividend on the basis of one share of the Company's common stock for every ten shares of James River common stock. A total of 8,446,362 shares of the Company's common stock were issued and began trading on NASDAQ on August 28, 1995.

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The condensed consolidated balance sheet as of December 29, 1996 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 28, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Crown Vantage Inc.'s Annual Report to Shareholders and Form 10-K for the year ended December 29, 1996.

NOTE 2  --  EARNINGS (LOSS) PER SHARE

     The computations of earnings (loss) per share for the quarters ended March 30, 1997 and March 31, 1996 are based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the periods (8,736,514 and 8,527,765 for the three months ended March 30, 1997 and March 31, 1996, respectively). The number of shares considered outstanding does not include 77,154 unearned shares and 351,899 unearned shares held by the Employee Stock Ownership Plan Trust at March 30, 1997 and March 31, 1996, respectively. In accordance with Statement of Position 93-6 ("Employers' Accounting for Employee Stock Ownership Plans"), shares held by the Trust are not considered outstanding for purposes of computing earnings per share until the shares are committed for release from the Trust.


NOTE 3  --  INCOME TAX

     The income tax benefit for the quarter ended March 30, 1997 and income tax expense for the quarter ended March 31, 1996 have been provided at the Company's estimated tax rates of 36.6% and 39.75%, respectively.

NOTE 4  --  LONG TERM DEBT

Consolidated long-term debt consists of the following:



                                                        March 30     December 29
                                                          1997           1996
                                                        --------     -----------
                                                       (IN THOUSANDS OF DOLLARS)
CROWN PAPER CO.
     Bank Credit Facility:
          Revolving credit, due 2002                    $ 43,000      $  25,000
          Term Loan A, due 2002                           44,506         45,712
          Term Loan B, due 2003                           98,750         99,000
                                                        --------      ---------
                                                         186,256        169,712
     11% Senior Subordinated Notes, due 2005             250,000        250,000
     Industrial Revenue Bonds, payable to 2026            34,278         34,278
                                                        --------      ---------
                                                         470,534        453,990


CROWN VANTAGE INC.
     11.45% Senior Pay-in-Kind Notes, due 2007
          less unamortized discount                      105,467         98,742
                                                        --------      ---------
                                                         576,001        552,732
     Less current portion                                  7,462          6,761
                                                        --------      ---------
                                                        $568,539       $545,971
                                                        --------      ---------
                                                        --------      ---------


     Maturities of long-term debt for the next five fiscal year ends are:  1998
- $8.6 million;  1999 - $8.6 million; 2000 - $11.1 million; 2001 - $7.5 million;
and 2002 - $56.4 million.


NOTE 5  --  INVENTORIES


                                              March 30, 1997   December 29, 1996
                                              --------------   -----------------
                                                  (IN THOUSANDS OF DOLLARS)

Raw materials                                    $ 30,288          $ 26,283
Work in process                                     7,320             7,490
Finished goods                                     41,107            42,168
Stores and supplies                                35,072            34,640
                                                 --------          --------
                                                  113,787           110,581
Reduction to state inventories at last-in,
   first-out cost                                 (12,245)          (12,606)
                                                 --------          --------
                                                 $101,542          $ 97,975
                                                 --------          --------
                                                 --------          --------

NOTE 6  --  LITIGATION AND ENVIRONMENTAL MATTERS

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

     The Company has accrued estimated landfill site restoration, post-closure and monitoring costs totalling $11.0 million and $11.1 million at March 30, 1997 and Decemer 29, 1996, respectively. In addition, the Company has been identified as a potentially responsible party ("PRP"), along with others, under the Comprehensive Environmental Response, Compensation and Liability Act or similar federal and state laws regarding the past disposal of wastes at approximately 18 sites in the United States. The Company has previously settled its remediation obligations at many of these sites and is awaiting final delisting as a PRP. At other sites, the Company is one of many potentially responsible parties and its alleged contribution to the site and remediation obligation is not considered significant. At certain other sites, remedial investigation is underway. While it is reasonably possible that a loss may be incurred at these sites, an estimate of potential loss is not yet possible. Based upon its previous experience with respect to the cleanup of hazardous substances as well as the regular detailed review of its known hazardous waste sites and estimated costs to remediate certain sites, the Company has accrued $606,000 at March 30, 1997 and $697,000 at December 29, 1996, respectively.
The liabilities can change substantially due to such factors as the solvency of other potentially responsible parties, the Company's share of responsibility, additional information on the nature or extent of contamination, methods of remediation required, and other actions by governmental agencies or private parties. While it is not feasible to predict the outcome of all environmental liabilities, based on its most recent review, management is of the opinion that its share of the costs of investigation and remediation of the sites of which it is currently aware will not have a material adverse effect upon the consolidated financial condition of the Company.

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

NOTE 7  --  STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 121

     Statement of Financial Accounting Standards No. 121 ("Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of") requires that the Company assess the recoverability of its investments in long-lived assets to be held and used in operations whenever events or circumstances indicate that their carrying amounts may be impaired. Such assessment requires that the future cash flows expected to result from use of the assets be estimated and an impairment loss recognized when future cash flows are less than the carrying value of such assets. Estimating future cash flows requires the Company to make certain estimates of future production volumes and costs, as well as future sales volumes and prices which are expected to occur from use of its long-lived assets. Although the Company believes it has a reasonable basis for its estimates, it is reasonably possible that the Company's actual performance could differ from such estimates which could result in a material impairment loss on its long-lived assets.

NOTE 8  --  NEW ACCOUNTING PRONOUNCEMENTS

     In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 ("Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities"). Statement of Financial Accounting Standards No. 125 ("SFAS No. 125") provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 125 is effective for transactions occurring after December 31, 1996. The Company's adoption of SFAS No. 125 in the first quarter of 1997 did not have a material effect on its financial position or results of operations.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("Earnings per Share") which the Company is required to adopt on December 28, 1997, the Company's 1997 fiscal year end. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of adopting Statement of Financial Accounting Standards No. 128 ("SFAS No. 128") is not expected to result in a change in the loss per share for the first quarter of 1997 or earnings per share for the first quarter of 1996 on either a primary or fully diluted basis.

NOTE 9  --  SUBSEQUENT EVENT

     On May 2, 1997 Crown Paper Co. and the Company entered into an agreement with the Crown Vantage Inc. Employee Stock Ownership Plan (the "ESOP") whereby the ESOP purchased $3.0 million of Common Stock from the Company. The purchase was funded by a loan to the ESOP from Crown Paper Co. which bears interest at 11% and is due May 1, 2004. The ESOP purchased 500,000 shares of Common Stock of the Company at the average of the high and low prices for the previous 10 day trading period. The shares are to be used to satisfy the Company's matching obligation with respect to the ESOP and are pledged as collateral for the ESOP's debt. As the Company recognizes compensation expense for its matching contribution, shares are committed for release from collateral and shares become outstanding for earnings (loss) per share computations.

ITEM 2  --  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
            FINANCIAL CONDITION


     Crown Vantage Inc. and subsidiaries (the "Company") is a major producer of value-added paper products for a diverse array of end-uses. The Company's two business sectors and corresponding principal product categories are (i) printing and publishing papers, for applications such as special interest magazines, books, custom business forms and corporate communications and promotions (e.g., annual reports and stationery); and (ii) specialty papers, principally for food and retail packaging applications and conversion into such items as coffee filters, cups and plates.

     The Company operates 11 facilities using 33 paper machines and is approximately 75% integrated with pulp. The Company's two largest facilities are integrated operations located in St. Francisville, Louisiana and Berlin and Gorham, New Hampshire. St. Francisville produces coated groundwood papers for magazines and catalogs and uncoated specialty converting papers. Berlin-Gorham primarily produces uncoated printing and publishing papers as well as market pulp. The Company also produces uncoated printing and publishing papers at its non-integrated facilities in Adams, Massachusetts; Newark, Delaware; Ypsilanti, Michigan; and Dalmore and Guardbridge, Scotland. The Company's food and retail packaging papers are produced primarily at non-integrated facilities in Port Huron and Parchment, Michigan and Milford, New Jersey. In addition to its primary paper-making operations, the Company operates a cast-coating facility in Richmond, Virginia.


RESULTS OF OPERATIONS

     The Company's net sales for each business sector as well as pulp and miscellaneous, are as follows:

                                                             Net Sales and Tonnage by Sector
                                                               for the Three Months Ended
                                                        March 30, 1997             March 31, 1996
                                                   ------------------------   ------------------------
                                                      Tons          Sales        Tons         Sales
                                                   -----------   ----------   -----------   ----------
                                                   (thousands)   (millions)   (thousands)   (millions)
Printing and Publishing Papers
      Coated groundwood                               71.9         $ 47.2        63.6         $ 63.8
      Uncoated                                        63.5           61.5        61.5           65.7

Specialty Papers
      Food and retail packaging                       59.0           75.3        59.9           84.7
      Converting                                      43.6           40.7        37.4           36.6

Pulp and Miscellaneous                                11.2            3.9         3.2            2.1
                                                   -----------   ----------   -----------   ----------
                                                     249.2         $228.6       225.6         $252.9
                                                   -----------   ----------   -----------   ----------
                                                   -----------   ----------   -----------   ----------

NET SALES

     The Company's net sales decreased 9.6% to $228.6 million for the three months ended March 30, 1997 as compared to $252.9 million for the same period in 1996. The decrease for the three month period of 1997 was a result of a 18.1% decline in average selling price per ton. Partially offsetting the non-controllable price change was a 10.4% increase in volume. The improvement in volume was due to intensified selling efforts, improved productivity and accelerating demand.

     Net sales of coated groundwood paper (which is used principally in the production of magazines and catalogs) for the three month period ended March 30, 1997 were $47.2 million, a 26.0% decline as compared to the same period in 1996. Sales volume increased 8,300 tons for the first three months of 1997 compared to 1996, while the average price per ton sold decreased from $1,003 in 1996 to $657 in 1997. Continued overhang of coated groundwood paper inventory at the producer level continued to suppress prices in the first quarter of 1997 despite improvements in demand as compared to the prior year.

     Net sales of uncoated printing and publishing papers in the first quarter of 1997 were $61.5 million, down $4.2 million from the first quarter of 1996. The decrease in net sales is due to a 9.5% decline in average selling price per ton in the first quarter of 1997 as compared to the first quarter of 1996, partially offset by a 3.4% increase in tons sold. While demand for the Company's printing and publishing papers was strong in the first quarter of 1997, downward price pressures that began in late 1995 continued into 1997 resulting in lower average prices as compared to the first quarter of 1996.

     Food and retail packaging paper net sales totaled $75.3 for the first quarter of 1997, down $9.4 million from first quarter 1996. Average selling price per ton in the first quarter of 1997 was $1,276, down 9.8% from the average selling price per ton of $1,415 in the first quarter of 1996. Price movements within the Company's food and retail packaging papers business are closely aligned with pulp price changes. Industry pulp prices began to decline in first quarter 1996 and remained at low levels through the first quarter of 1997. The decline in pulp prices negatively affected average selling prices in first quarter 1997 as compared to first quarter 1996. Demand for food and retail packaging papers remained stable during first quarter 1997 with sales volume of 59,000 tons in the first quarter of 1997 as compared to 59,900 tons in the first quarter of 1996.

     Net sales of specialty converting papers in the first quarter of 1997 totaled $40.7 million, as compared to net sales of $36.6 million in the first quarter of 1996. Tons sold in the first quarter of 1997 were 43,600, a 16.4% increase over the same period in 1996. However, average selling price per ton in the first quarter of 1997 declined slightly to $933 as compared to $976 in the first quarter of 1996.

     Net sales of pulp and miscellaneous products increased to $3.9 million for the three months ended March 30, 1997 as compared to $2.1 million in the same
period in 1996.   Tons sold in the three month period of 1997 increased to
11,200 tons compared to 3,200 tons in the same period of 1996. Tons of pulp sold is a function of market demand as well as managing, to the Company's best
advantage, internal  pulp integration.   The average sales price per ton in the
first three months of 1997 was $357, a 43.2% decrease from the same period in 1996.

OPERATING INCOME

                                Operating Income by Sector for the Quarter Ended
                                ------------------------------------------------
                                   March 30, 1997               March 31, 1996
                                --------------------         -------------------
                                                   (Millions)
Printing and Publishing Papers         $(4.2)                       $13.9
Food and retail packaging                1.5                          1.4
Converting                               4.3                          6.0
Pulp and Miscellaneous                   (.9)                         (.4)
                                       -----                        -----
                                       $  .7                        $20.9
                                       -----                        -----
                                       -----                        -----


     The Company had operating income of $658,000 for the three month period in 1997 compared to operating income of $20.9 million for the same period in 1996. Lower prices in the first quarter of 1997 decreased operating profits by $43.4 million as compared to the first quarter of 1996. Higher volumes and lower costs in the first quarter of 1997 as compared to the first quarter of 1996 improved operating performance by $12.8 million and $10.3 million, respectively, resulting in the $20.3 million overall decrease in operating profits.

     Operating results for printing and publishing papers decreased to a $4.2 million loss in the three months of 1997 compared to an operating profit of $13.9 million for 1996. The decrease in operating income resulted primarily from the 34.5% decrease in coated paper prices discussed above. The impact of lower paper prices on operating results were partially offset by a 8.3% increase in printing and publishing paper tons sold in 1997 compared to 1996.

     Food and retail packaging operating income of $1.5 million was virtually unchanged from the same period in 1996. Operating results were negatively impacted by the 9.8% decrease in average selling price per ton for the first three months of 1997 as compared to 1996. However, reduced pulp prices and other cost saving initiatives in the first quarter of 1997 compared to first quarter 1996 benefited operating results at the Company's packaging mills which are non-integrated.

     Operating income for converting papers decreased to $4.3 million in the three months of 1997 as compared to $6.0 million in the first three months of 1996. The decrease in operating profits is primarily due to a 4.5% decrease in average selling price per ton which was partially offset by a 6,200 ton increase in tons sold.

     Selling and administrative expenses increased $4.5 million for the three month period of 1997 compared to the same period in 1996. The increase is due to higher commissions (which are volume related) as well as accruals for incentive compensation in 1997 which were not required in first quarter 1996. The increase in first quarter 1997 over first quarter 1996 is also attributable to expenses associated with the Company's accounts receivable securitization which are classified as interest expense in first quarter 1996.


INTEREST EXPENSE

     Interest expense for the three month period of 1997 and 1996 was $16.0 million and $16.1 million, respectively.

LIQUIDITY AND SOURCES OF CAPITAL

     In connection with the Spin-Off, the Company obtained $250 million in financing through a public offering of Senior Subordinated Notes and $253 million initial borrowings under a $350 million credit facility from a group of banks (collectively, the "Financing"). The net proceeds from the Financing were paid to James River together with $100 million Senior Pay-in-Kind Notes as a return of James River's capital investment.

     Under the bank credit facility the revolving credit available is in the aggregate amount of $150 million with a $75 million sublimit for letters of credit (of which $47.1 million has been used at March 30, 1997) and can be used for general corporate purposes, working capital needs, letters of credit and permitted investments. At March 30, 1997, $43.0 million of the revolving credit was outstanding and $59.9 million of the aggregate line was available if needed.

     Cash flows provided by operating activities were $810,000 for the three months ended March 30, 1997 compared to $24.1 million for the three months ended March 31, 1996. The decrease in operating cash flows is mainly attributable to the $9.6 million loss in first quarter 1997 compared to $3.1 million of net income in first quarter 1996. Earnings before interest, taxes, depreciation and amortization (EBITDA) were $21.4 million for the first three months of 1997 as compared to $40.7 million for the comparable period in 1996.

     The Company's business is capital intensive. Pulp and paper mills generally consist of an extensive network of buildings, machinery, and equipment, which require continual upgrades, replacement, modernization and improvement. The Company's capital expenditures for the three months ended March 30, 1997 were $14.0 million compared to $18.3 million in the same period in 1996. Approximately $7.9 million of 1997 capital expenditures represents amounts that were accrued at December 29, 1996 for which cash payments were made in 1997. The majority of the $7.9 million represents final cash payments relating to the rebuild of a coated paper-machine at the Company's St. Francisville, Louisiana mill. The remaining first quarter 1997 expenditures represent capital maintenance projects. Capital expenditures during the first three months of 1996 related to capital maintenance projects as well as construction of a wastewater treatment plant at Parchment, Michigan. The Company's strategic capital plan involves aggregate capital expenditures for the remainder of 1997 of approximately $47.0 million. These capital expenditures are primarily capital maintenance projects and are expected to be financed by cash flows from operations.

PART II  --  OTHER INFORMATION

ITEM 4  --  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Crown Vantage Inc. was held on May 6, 1997. There were 9,101,410 shares of Common Stock entitled to vote at the meeting and a total of 8,200,130 shares (90.1%) were represented at the meeting. The results of voting on the election of directors were as follows:

1. Election of Directors. Eight nominees were elected as continuing directors. There were no broker non-votes.

                                                              Withhold
Nominee                                        For           Authority
-------                                     ---------        ---------

William V. Daniel                           8,090,630         109,500

George B. James                             8,100,522          99,608

Ernest S. Leopold                           8,099,478         100,652

Joseph T. Piemont                           8,090,667         109,463

E. Lee Showalter                            8,096,764         103,366

William D. Walsh                            8,098,624         101,506

James S. Watkinson                          8,098,675         101,455

Donna L. Weaver                             8,100,526          99,604


ITEM 6  --  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     Ex. 11           Statement re: Computation of Per Share Earnings
     Ex. 27           Financial Data Schedule (Electronic Filing Only)

(b)  Reports on Form 8-K --

     None

         EXHIBIT 11 STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS (in thousands, except per share amounts)

                                               Three Months Ended March 30, 1997
                                               ---------------------------------
                                                   Primary         Fully Diluted
                                               ---------------     -------------
Average shares outstanding                           8,737             8,737

Effect of dilutive stock options - due to the
Company's net loss, assumed conversion of
stock options is anti-dilutive                           0                 0
                                                   -------           -------
     Totals                                          8,737             8,737
                                                   -------           -------
                                                   -------           -------

Net loss                                           $(9,634)          $(9,634)
                                                   -------           -------
                                                   -------           -------

Loss per share                                      $(1.10)           $(1.10)
                                                   -------           -------
                                                   -------           -------

                                               Three Months Ended March 30, 1996
                                               ---------------------------------
                                                   Primary         Fully Diluted
                                               ---------------     -------------

Average shares outstanding                           8,527             8,529

Effect of dilutive stock options - based
on the treasury stock method using average
market price, which is greater than quarter
end market price                                         1                 1
                                                   -------           -------
     Totals                                          8,528             8,530
                                                   -------           -------
                                                   -------           -------

Net income                                          $3,062            $3,062
                                                   -------           -------
                                                   -------           -------

Earnings per share                                    $.36              $.36
                                                   -------           -------
                                                   -------           -------

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN VANTAGE INC.
(Registrant)




/s/ R. Neil Stuart                           /s/ Michael J. Hunter
-------------------------                    -----------------------------
R. Neil Stuart                               Michael J. Hunter
Senior Vice President,                       Vice President,
Chief Financial Officer                      Chief Accounting Officer
(Duly Authorized Officer)                    (Duly Authorized
                                             Chief Accounting Officer)

May 12, 1997