Form 10-Q
period 1997-06-29
CROWN VANTAGE INC
filed 1997-08-13
CIK 948073

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended: June 29, 1997  Commission File Number:  1-13868
-------------------------------------------------------------------------------


                                  CROWN VANTAGE INC.
-------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


                       Virginia                            54-1752384
-------------------------------------------------------------------------------

               (State or other jurisdiction of           (I.R.S. Employer
               incorporation or organization)            Identification No.)


               300 Lakeside Drive, Oakland, CA                  94612-3592
-------------------------------------------------------------------------------
               (Address of principal executive offices)         (Zip Code)


                       (510) 874-3400
-------------------------------------------------------------------------------
               (Registrant's telephone number, including area code)


                                    Not Applicable
-------------------------------------------------------------------------------
                (Former name, former address, and former fiscal year,
                            if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes     X             No
                                      ----------     ----------

Number of shares of no par value common stock outstanding as of the close of business on August 8, 1997:
                                   9,658,194 Shares
                            -------------------------------

                                         INDEX
                                  CROWN VANTAGE INC.




PART I:  Financial Information

         Item 1.   Financial Statements

            -Condensed Consolidated Balance Sheets - June 29, 1997 and December
             29, 1996.

            -Condensed Consolidated Statements of Operations - Three months and six months ended June 29, 1997 and June 30, 1996.

            -Condensed Consolidated Statements of Cash Flows - Six months ended
             June 29, 1997 and June 30, 1996.

            -Notes to Condensed Consolidated Financial Statements.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II:  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

PART I  --  FINANCIAL INFORMATION
ITEM 1  --  FINANCIAL STATEMENTS

                                  CROWN VANTAGE INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                              (IN THOUSANDS OF DOLLARS)

ASSETS                                              JUNE 29, 1997   DECEMBER 29, 1996
                                                    -------------   -----------------
                                                    (UNAUDITED)
                                                    -----------
Current Assets:
         Cash and cash equivalents                      $  8,287    $  1,175
         Accounts receivable, net                         52,177      56,004
         Inventories                                      96,340      97,975
         Prepaid expenses and other current assets        12,861      15,214
         Deferred income taxes                            14,191      14,191
                                                        --------    --------
               Total current assets                      183,856     184,559
Property, plant and equipment, net                       660,411     678,154
Other assets                                              37,519      36,759
Unamortized debt issue costs                              14,927      16,023
Intangibles, net                                          29,539      30,101
                                                        --------    --------
               Total Assets                             $926,252    $945,596
                                                        --------    --------
                                                        --------    --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
         Accounts payable                               $ 56,033    $ 60,612
         Accrued liabilities                              81,135      80,920
         Current portion of long-term debt                 7,358       6,761
                                                        --------    --------
               Total current liabilities                 144,526     148,293
Long-term debt                                           562,711     545,971
Accrued postretirement benefits other than pensions      102,371     101,273
Other long-term liabilities                               19,580      19,626
Deferred income taxes                                     88,584     101,360
                                                        --------    --------
               Total Liabilities                         917,772     916,523
                                                        --------    --------
Shareholders' Equity:
          Preferred Stock, no par value;
            Authorized - 500,000 shares;
            Issued and outstanding - None
          Common Stock, no par value;
            Authorized - 50,000,000 shares;
            Issued and outstanding 9,659,920 and
               9,107,535 shares at June 29, 1997
               and December 29, 1996, respectively        45,342      44,578
Unearned ESOP shares and other                            (6,250)     (7,253)
Cumulative foreign currency translation adjustment         1,491       3,365
Retained deficit                                         (32,103)    (11,617)
                                                        --------    --------
                                                           8,480      29,073
                                                        --------    --------
Total Liabilities and Shareholders' Equity              $926,252    $945,596
                                                        --------    --------
                                                        --------    --------

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                  CROWN VANTAGE INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Second Quarter (13 weeks) and Six Months (26 weeks)
                        Ended June 29, 1997 and June 30, 1996
                     (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE)


                                                  Second Quarter             Six Months
                                             -------------------------  ----------------------
                                                 1997         1996         1997        1996
                                             -----------    ----------  ---------   ----------
                                                    (UNAUDITED )             (UNAUDITED )

Net sales                                      $ 224,932   $ 230,564   $ 453,573    $ 483,417
Cost of goods sold                               214,180     207,515     425,657      427,474
                                               ---------   ---------   ---------    ---------
Gross margin                                      10,752      23,049      27,916       55,943
Selling and administrative expenses               12,263      12,367      28,769       24,340
                                               ---------   ---------   ---------    ---------
        Operating Income (Loss)                   (1,511)     10,682        (853)      31,603
Interest expense                                 (16,294)    (15,718)    (32,289)     (31,830)
Other income, net                                    717         118         858          392
                                               ---------   ---------   ---------    ---------
        Income (loss) before income taxes        (17,088)     (4,918)    (32,284)         165
Provision (benefit) for income taxes              (6,236)     (1,956)    (11,798)          65
                                               ---------   ---------   ---------    ---------
            NET INCOME (LOSS)                 $  (10,852)  $  (2,962)  $ (20,486)   $     100
                                               ---------   ---------   ---------    ---------
                                               ---------   ---------   ---------    ---------
 Earnings (loss) per share                       $ (1.21)  $    (.35)  $   (2.32)   $     .01
                                               ---------   ---------   ---------    ---------
                                               ---------   ---------   ---------    ---------








SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                  CROWN VANTAGE INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            For the Six Months (26 weeks)
                        Ended June 29, 1997 and June 30, 1996
                              (IN THOUSANDS OF DOLLARS)

                                                                          Six Months
                                                                    ----------------------
                                                                      1997          1996
                                                                    --------      --------
                                                                         (UNAUDITED)
Cash Provided by (Used for) Operating Activities:
    Net income (loss)                                             $ (20,486)      $   100
    Items not affecting cash:
        Depreciation and cost of timber harvested                    41,228        37,583
        Amortization of goodwill and other intangibles                  562           562
        Interest on Pay-in-Kind Notes and other non-cash interest     8,356         7,944
        Other, net                                                    1,064         1,645
    Changes in current assets and liabilities:
        Accounts receivable (includes $40,000 sold in 1996)           3,827        53,483
        Inventories                                                   1,635         1,061
        Other current assets                                          2,353          (437)
        Accounts payable                                              1,496        (6,438)
        Other current liabilities                                       215        (4,912)
    Decrease in deferred income taxes                               (12,776)         (246)
    Other, net                                                       (1,706)        4,370
                                                                  ---------      ---------
        Cash Provided by Operating Activities                        25,768        94,715
                                                                  ---------      ---------

Cash Provided by (Used for) Investing Activities:
    Expenditures for property, plant and equipment                  (30,494)      (37,652)
    Other, net                                                        1,556           353
                                                                  ---------      ---------
        Cash Used for Investing Activities                          (28,938)      (37,299)
                                                                  ---------      ---------
Cash Provided by (Used for) Financing Activities:
    Proceeds from draw down of Revolving Credit                      68,000       106,000
    Repayments of Revolving Credit                                  (54,000)     (109,000)
    Repayments of Term Loans and other long-term debt                (3,718)      (47,047)
                                                                  ---------      ---------
        Cash Provided by (Used for)  Financing Activities            10,282       (50,047)
                                                                  ---------      ---------
Increase in cash and cash equivalents                                 7,112         7,369
Cash and cash equivalents at beginning of year                        1,175         5,335
                                                                  ---------      ---------
Cash and cash equivalents at end of period                         $  8,287      $ 12,704
                                                                  ---------      ---------
                                                                  ---------      ---------

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

    The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The condensed consolidated balance sheet as of December 29, 1996 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 29, 1997 are not necessarily indicative of the results that may be expected for the year ended December
28, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Crown Vantage Inc.'s Annual Report to Shareholders and Form 10-K for the year ended December 29, 1996. Certain 1996 amounts have been reclassified to conform with 1997 presentation.

NOTE 2 --EARNINGS (LOSS) PER SHARE

    The computations of earnings (loss) per share for the quarters ended June 29, 1997 and June 30, 1996 are based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the periods (8,836,897 and 8,543,021 for the six months ended June 29, 1997 and June 30, 1996, respectively, and 8,937,280 and 8,562,097 for the quarters ended June 29, 1997 and June 30, 1996, respectively). The number of shares considered outstanding does not include 483,615 shares and 308,209 shares held by the Employee Stock Ownership Plan Trust at June 29, 1997 and June 30, 1996, respectively. In accordance with Statement of Position 93-6 ("Employers' Accounting for Employee Stock Ownership Plans"), shares held by the Trust are not considered outstanding for purposes of computing earnings per share until the shares are committed for release from the Trust.

NOTE 3  --  INCOME TAX

    The income tax benefit for the quarter and six months ended June 29, 1997 and the quarter ended June 30, 1996 and income tax expense for the six months ended June 30, 1996 have been provided at the Company's estimated tax rates of approximately 36.5% and 39.8%, respectively.

NOTE 4  --  LONG TERM DEBT

Consolidated long-term debt consists of the following:

                                                       June 29     December 29
                                                        1997          1996
                                                      ---------   -------------
                                                      (IN THOUSANDS OF DOLLARS)

CROWN PAPER CO.
    Bank Credit Facility:
        Revolving credit, due 2002                    $ 39,000      $ 25,000
        Term Loan A, due 2002                           43,234        45,712
        Term Loan B, due 2003                           98,500        99,000
                                                      --------      --------
                                                       180,734       169,712
    11% Senior Subordinated Notes, due 2005            250,000       250,000
    Industrial Revenue Bonds, payable to 2026           33,555        34,278
                                                      --------      --------
                                                       464,289       453,990


CROWN VANTAGE INC.
    11.45% Senior Pay-in-Kind Notes, due 2007
        less unamortized discount                      105,780        98,742
                                                      --------      --------
                                                       570,069       552,732
    Less current portion                                 7,358         6,761
                                                      --------      --------
                                                      $562,711      $545,971
                                                      --------      --------
                                                      --------      --------

    Maturities of long-term debt, excluding the revolving credit, for the next five fiscal year ends are: 1998 - $8.6 million; 1999 - $8.6 million; 2000 -$11.1 million; 2001 - $7.5 million; and 2002 - $56.4 million.

NOTE 5  --  INVENTORIES

                                                       June 29     December 29
                                                        1997          1996
                                                      ---------   -------------
                                                      (IN THOUSANDS OF DOLLARS)

Raw materials                                         $ 26,328      $ 26,283
Work in process                                          6,396         7,490
Finished goods                                          40,663        42,168
Stores and supplies                                     34,835        34,640
                                                      --------      --------
                                                       108,222       110,581
Reduction to state inventories at last-in,
  first-out cost                                       (11,882)      (12,606)
                                                      --------      --------
                                                      $ 96,340      $ 97,975
                                                      --------      --------
                                                      --------      --------

NOTE 6  --  LITIGATION AND ENVIRONMENTAL MATTERS

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

    The Company has accrued estimated landfill site restoration, post-closure and monitoring costs totalling $10.9 million and $11.1 million at June 29, 1997 and December 29, 1996, respectively. In addition, the Company has been identified as a potentially responsible party ("PRP"), along with others, under the Comprehensive Environmental Response, Compensation and Liability Act or similar federal and state laws regarding the past disposal of wastes at approximately 18 sites in the United States. The Company has previously settled its remediation obligations at many of these sites and is awaiting final delisting as a PRP. At other sites, the Company is one of many potentially responsible parties and its alleged contribution to the site and remediation obligation is not considered significant. At certain other sites, remedial investigation is underway. While it is reasonably possible that a loss may be incurred at these sites, an estimate of potential loss is not yet possible. Based upon its previous experience with respect to the cleanup of hazardous substances as well as the regular detailed review of its known hazardous waste sites and estimated costs to remediate certain sites, the Company has accrued $.6 million and $ .7 million at June 29, 1997 and December 29, 1996, respectively. The liabilities can change substantially due to such factors as the solvency of other potentially responsible parties, the Company's share of responsibility, additional information on the nature or extent of contamination, methods of remediation required, and other actions by governmental agencies or private parties. While it is not feasible to predict the outcome of all environmental liabilities, based on its most recent review, management is of the opinion that its share of the costs of investigation and remediation of the sites of which it is currently aware will not have a material adverse effect upon the consolidated financial condition of the Company.

    However, because of uncertainties associated with remediation activities, regulations, technologies, and the allocation of costs among various other parties, actual costs to be incurred at identified sites may vary from estimates. Therefore, management is unable to determine if the ultimate disposition of all known environmental liabilities will have a material adverse effect on the Company's consolidated results of operations in a given year. In addition, as is the case with most manufacturing and many other entities, there can be no assurance that the Company will not be named as a PRP at additional sites in the future or that the costs associated with such additional sites would not be material.

    In December 1993, the EPA published draft rules which contain proposed regulations affecting pulp and paper industry discharges of wastewater and gaseous emissions ("Cluster Rules"). The final Cluster Rules were scheduled to be issued in late 1995; however, issuance has been repeatedly delayed. Current indications are that the rules will be issued in late 1997 with a compliance date of 2000 to 2001. These Cluster Rules may require significant changes in the pulping, bleaching and/or wastewater treatment processes presently used in
some U.S. pulp and paper mills, including some of the Company's mills.   Based
on the Company's understanding of the proposed rules, the Company estimates that approximately $68 million of capital expenditures may be required to comply with the rules.

NOTE 7 -- STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 121

    Statement of Financial Accounting Standards No. 121 ("Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of"), requires that the Company assess the recoverability of its investments in long-lived assets to be held and used in operations whenever events or circumstances indicate that their carrying amounts may be impaired. Such assessment requires that the future cash flows expected to result from use of the assets be estimated and an impairment loss recognized when future cash flows are less than the carrying value of such assets. Estimating future cash flows requires the Company to make certain estimates of future production volumes and costs, as well as future sales volumes, demand for the Company's product mix, and prices which are expected to occur from use of its long-lived assets and market conditions. Although the Company believes it has a reasonable basis for its estimates, it is reasonably possible that the Company's actual performance could differ from such estimates which could result in a material impairment loss on its long-lived assets.

NOTE 8 -- EMPLOYEE STOCK  OWNERSHIP PLAN

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

NOTE 9 -- NEW ACCOUNTING PRONOUNCEMENTS

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

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("Earnings per Share") which the Company is required to adopt on December 28, 1997, the Company's 1997 fiscal year end. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Adopting Statement of Financial Accounting Standards No. 128 ("SFAS No. 128") is not expected to materially impact the loss per share for the second quarter of 1997, second quarter of 1996 and the six months ended June 29, 1997, or earnings per share for the six months ended June 30, 1996 on either a primary or fully diluted basis.

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

    The Company operates 11 facilities using 33 paper machines and is approximately 75% integrated with the Company's pulp operations. The Company's two largest facilities are integrated operations located in St. Francisville, Louisiana and Berlin and Gorham, New Hampshire. St. Francisville produces coated groundwood papers for magazines and catalogs and uncoated specialty converting papers. Berlin-Gorham primarily produces uncoated printing and publishing papers as well as market pulp. The Company also produces uncoated printing and publishing papers at its non-integrated facilities in Adams, Massachusetts; Newark, Delaware; Ypsilanti, Michigan; and Dalmore and Guardbridge, Scotland. The Company's food and retail packaging papers are produced primarily at non-integrated facilities in Port Huron and Parchment, Michigan and Milford, New Jersey. In addition to its primary paper-making operations, the Company operates a cast-coating facility in Richmond, Virginia.

RESULTS OF OPERATIONS

    The Company's net sales for each business sector as well as pulp and miscellaneous, are as follows:

                                        Net Sales and Tonnage by Sector
                                           for the Six Months Ended
                                      June 29, 1997         June 30, 1996
                                 ---------------------  ----------------------
                                    Tons         Sales     Tons       Sales
                                 ----------   ---------  ---------  ----------
                                 (thousands) (millions) (thousands) (millions)
Printing and Publishing Papers
      Coated groundwood             142.9       $ 95.1      124.0    $ 117.4
      Uncoated                      123.6        120.1      121.8      124.5

Specialty Papers
      Food and retail packaging     117.3        149.7      119.2      160.0
      Converting                     88.7         80.0       80.6       75.1

Pulp and Miscellaneous               24.1          8.7       17.1        6.4
                                ---------    ---------   ---------   ---------
                                    496.6      $ 453.6      462.7    $ 483.4
                                ---------    ---------   ---------   ---------
                                ---------    ---------   ---------   ---------


                                                  Net Sales and Tonnage by Sector
                                                       for the Quarter Ended
                                              June 29, 1997             June 30, 1996
                                         -----------------------  -----------------------
                                            Tons        Sales        Tons         Sales
                                         ----------  -----------  ----------   ----------
                                         (thousands)  (millions)  (thousands)  (millions)
      Printing and Publishing Papers
         Coated groundwood                  71.0       $ 47.9        60.4        $ 53.6
         Uncoated                           60.1         58.6        60.3          58.8

      Specialty Papers
         Food and retail packaging          58.3         74.4        59.3          75.3
         Converting                         45.1         39.3        43.2          38.5

      Pulp and Miscellaneous                12.9          4.7        13.9           4.4
                                         ----------  ----------   ----------    ----------
                                           247.4       $224.9       237.1        $230.6
                                         ----------  ----------   ----------    ----------
                                         ----------  ----------   ----------    ----------


NET SALES

    The Company's net sales decreased 6.2% to $453.6 million for the six months ended June 29, 1997 as compared to $483.4 million for the same period in 1996. Net sales decreased 2.4% to $224.9 million for the quarter ended June 29, 1997 as compared to $ 230.6 million for the same period in 1996. The decrease for the six month period of 1997 resulted primarily from a 12.6% decline in average selling price per ton, which was partially offset by a 7.3% increase in sales volume. The decrease in net sales for the quarter ended June 29, 1997 as compared to the quarter ended June 30, 1996 was principally due to a 6.5% decline in average selling price per ton, which was partially offset by a 4.3% increase in sales volume.

    Net sales of coated groundwood paper (which is used principally in the production of magazines and catalogs) for the six month period ended June 29, 1997 were $95.1 million, a decline of 18.9% as compared to the same period in 1996. Sales volume increased 18,900 tons for the first six months of 1997 compared to 1996, while the average sales price per ton declined from $946 in 1996 to $665 in 1997. Net sales of coated groundwood papers decreased $5.7 million in the second quarter of 1997 as compared to the second quarter of 1996, a 10.6% decline. This decrease in net sales is primarily due to a 23.9% decline in average selling price per ton which was partially offset by a 17.5% increase in sales volume.

    Net sales of uncoated printing and publishing papers decreased $4.4 million from $124.5 million for the first six months of 1996 to $120.1 million for the first six months of 1997, a 3.6% decline. Average selling price per ton for the first six months of 1997 declined by $51 (or 5.0%) as compared to the same period in 1996, while 1997 sales volume increased 1.5% as compared to 1996. Net sales of uncoated printing and publishing papers in the second quarter of 1997 were $58.6 million, which was virtually unchanged from the second quarter of 1996. Sales volume and average sales price per ton did not significantly fluctuate from quarter to quarter.

    Food and retail packaging paper net sales totaled $149.7 million during the first six months of 1997, a $10.3 million decline from the same period in 1996. The 6.4% decrease in net sales is primarily the result of a 4.9% decrease in average selling price per ton and a 1.6% decline in sales volume during the six month period ended June 29, 1997 as compared to the same period in 1996. Price movements within the Company's food and retail packaging papers business are closely aligned with pulp price changes. Industry pulp prices began to decline in first quarter 1996 and remained at low levels through the second quarter of 1997. The decline in pulp prices negatively affected average selling prices per ton in the first and second quarter of 1997 as compared to the first and second quarter of 1996. For the second quarter of 1997, net sales were $74.4 million which was virtually unchanged from second quarter 1996. Sales volume and average sales price per ton did not significantly fluctuate from quarter to quarter.

    Net sales of specialty converting papers during the first six months of 1997 were $80.0 million, a 6.5% increase compared to the first six months of 1996. The increase is the result of a 9.9% increase in tons sold in 1997 compared to 1996 which was partially offset by a 3.1% decrease in average selling price per ton. Net sales of specialty converting papers in the second quarter of 1997 totaled $39.3 million, a 2.1% increase from second quarter 1996 net sales of $38.5 million. Tons sold in the second quarter of 1997 were 45,100, a 4.2% increase over the same period in 1996. However, average selling price per ton in the second quarter of 1997 declined 2.1% as compared to the second quarter of 1996.

    Net sales of pulp and miscellaneous products increased to $8.7 million for the six months ended June 29, 1997 as compared to $6.4 million in the same period of 1996. Tons of pulp sold is a function of market demand as well as managing, to the Company's best advantage, internal pulp integration. Tons sold in the first half of 1997 increased to 24,100 compared to 17,100 in the same period of 1996. In the second quarter of 1997 net sales increased to $4.7 million from $4.4 million in the second quarter of 1996. The increase in net sales for the second quarter is due to an increase in average selling price per ton of 13.8% which was partially offset by a decrease of 1,000 tons in sales volume.

OPERATING INCOME

                                    Operating Income by  Sector     Operating Income by Sector
                                       for the Quarter Ended          for the Six Months Ended
                                 -------------------------------  --------------------------------
                                 June 29, 1997     June 30, 1996  June 29, 1997     June 30,  1996
                                 -------------     -------------  -------------     --------------
                                           (Millions)                        (Millions)
Printing and Publishing Papers    $ (6.3)              $  8.2        $ (10.5)         $ 22.1
Food and retail packaging            2.9                  3.7            4.4             5.2
Converting                           1.7                  3.5            6.0             9.5
Pulp and Miscellaneous                .2                 (4.7)           (.8)           (5.2)
                                  -------              -------        -------          -------
                                  $ (1.5)              $ 10.7        $   (.9)         $ 31.6
                                  -------              -------        -------          -------
                                  -------              -------        -------          -------

    The Company had an operating loss of $.9 million for the six month period in 1997 compared to operating income of $31.6 million for the same period in 1996. Lower prices in the first two quarters of 1997 decreased operating income by $57.8 million as compared to the same period in 1996. Higher volumes and lower costs in the first half of 1997 as compared to the same period in 1996 improved operating performance by $19.6 million and $5.8 million, respectively. In the second quarter of 1997, the operating loss was $1.5 million, compared to operating income of $10.7 million for the second quarter of 1996. Operating income declined in the second quarter of 1997 as compared to the second quarter of 1996 due to lower prices and higher costs which decreased operating performance by $14.4 million and

$4.8 million respectively. Higher volumes of $6.9 million improved operating income in the second quarter of 1997 as compared to the same quarter of 1996. In addition, the increase in second quarter costs was caused by once-a-year scheduled maintenance downs and inspections at the Company's Berlin-Gorham, St. Francisville, and Richmond mills, which in the prior year had been spread across several quarters. These downs reduced operating results by approximately $9 million during the quarter.

    Operating income for printing and publishing papers decreased to a loss of $10.5 million in the six months of 1997 compared to income of $22.1 million for the same period in 1996. The decrease in operating income resulted primarily from the decrease in paper prices discussed above. The operating loss of $6.3 million in the second quarter of 1997 declined by $14.5 million from $8.2 million of operating income in the second quarter of 1996. The decrease was primarily due to the 23.9% decline in average selling price for coated groundwood papers and the once-a-year scheduled maintenance downs and inspections discussed above.

    Food and retail packaging operating income decreased from $5.2 million for the first six months of 1996 to $ 4.4 million in the first six months of 1997. The decrease in operating profits is attributable to the decline in average selling price per ton discussed above. However, reduced pulp prices and other cost saving initiatives during the first six months of 1997 as compared to the same period in 1996 benefitted operating results at the company's packaging mills which are non-integrated. Operating results declined from $3.7 million in the second quarter of 1996 to $2.9 million in the second quarter of 1997. Second quarter 1997 operating results declined as a result of higher pulp costs in the second quarter of 1997 compared to the second quarter of 1996.

    Operating income for converting papers decreased to $6.0 million in the first six months of 1997 as compared to $9.5 million in the first six months of 1996. The decrease in operating profits is primarily attributable to the average selling price per ton decreasing 3.1% for the first six months of 1997 compared to 1996. Operating profits for the second quarter of 1997 were $1.7 million, a decrease from operating profits of $3.5 million in the second quarter of 1996. The decrease in operating profit is attributable to the decrease in average selling price per ton and the once-a-year scheduled maintenance down and inspection at the Richmond mill, which were partially offset by the increase of 1,900 tons sold from quarter to quarter.

    Selling and administrative expenses increased $4.4 million for the six month period of 1997, compared to the same period in 1996. The increase is due to higher commissions (which are volume related) as well as higher depreciation on certain computer systems placed in service after June 30, 1996. The increases in the second quarter of 1997 and the first six months of 1997 over the same periods in 1996 are also attributable to expenses associated with the Company's accounts receivable securitization which were classified as interest expense in the first quarter and most of the second quarter in 1996. Selling and administrative expenses were virtually the same for second quarter 1997 as compared to second quarter 1996.

INTEREST EXPENSE

    Interest expense for the six month period of 1997 and 1996 was $32.3 million and $31.8 million, respectively. Interest expense for the second quarter of 1997 and 1996 was $16.3 and $15.7, respectively.

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

    Under the bank credit facility the revolving credit available is in the aggregate amount of $150 million with a $75 million sublimit for letters of credit (of which $43.9 million has been used at June 29, 1997) and can be used for general corporate purposes, working capital needs, letters of credit and permitted investments. At June 29, 1997, $39.0 million of the revolving credit was outstanding and $67.1 million of the aggregate line was available if needed.

    Cash flows provided by operating activities were $25.8 million for the six months ended June 29, 1997 compared to $94.7 million for the six months ended June 30, 1996. The decrease in operating cash flows is mainly attributable to the $20.5 million loss as compared to $.1 million net income for the first six months of 1997 and 1996, respectively, and the sale of $40 million of trade accounts receivable in June 1996. Earnings before interest, taxes, depreciation and amortization (EBITDA) were $41.8 million for the first six months of 1997 as compared to $70.1 million for the comparable period in 1996.

    The Company's business is capital intensive. Pulp and paper mills generally consist of an extensive network of buildings, machinery, and equipment, which require continual upgrades, replacement, modernization and improvement. The Company's capital expenditures for the six months ended June 29, 1997 were $30.5 million compared to $37.7 million in the same period in 1996. Approximately $7.9 million of 1997 capital expenditures represents amounts that were accrued at December 29, 1996 for which cash payments were made in 1997. The majority of the $7.9 million represents final cash payments related to the rebuild of a coated paper-machine at the Company's St. Francisville, Louisiana mill. The remaining 1997 expenditures primarily represented capital maintenance projects. Capital expenditure projects during the first six months of 1996 related to capital maintenance projects, construction of a wastewater treatment plant at Parchment, Michigan, and the start of the Company's rebuild of the Number 1 paper machine at the St. Francisville mill. The Company's strategic capital plan involves aggregate capital expenditures for the remainder of 1997 of approximately $30.5 million. These capital expenditures are primarily capital maintenance projects and are expected to be financed by cash flows from operations.

PART II  --  OTHER INFORMATION


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
    Ex. 11     Statement re: Computation of Per Share Earnings
    Ex. 27     Financial Data Schedule (Electronic Filing Only)

(b) Reports on Form 8-K --

    None