Form 10-K405
period 1997-12-28
CROWN VANTAGE INC
filed 1998-03-27
CIK 948073

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                               -----------------------

                                     FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended December 28, 1997
                                         or
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [ X ] Not Applicable

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 20, 1998 was approximately $89,480,000.

     As of March 20, 1998, 9,673,549 shares of Common Stock of the registrant were outstanding.

     Portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 28, 1997 are incorporated by reference in Parts I, II and IV hereof. Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled for May 5, 1998 are incorporated by reference in Part III hereof.

                        (THIS PAGE INTENTIONALLY LEFT BLANK)

                                       PART 1

ITEM 1.  BUSINESS

GENERAL

Crown Vantage Inc. and subsidiaries (the "Company" or "Crown Vantage") became an independent company after the Board of Directors of James River Corporation of Virginia ("James River"), now known as Fort James Corporation, approved the spin-off of assets, liabilities and operations which comprised a substantial part of James River's Communication Papers Business and the paper-based part of its Food and Consumer Packaging Business (collectively the "Predecessor Business"). As of the close of business on August 25, 1995, James River distributed to its common shareholders all of the outstanding shares of the Company (the "Distribution"). The Distribution was made in the form of a tax-free dividend on the basis of one share of the Company's common stock for every ten shares of James River common stock. A total of 8,446,362 shares of the Company's common stock was issued and began trading on NASDAQ on August 28, 1995.

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

On March 18, 1998, Crown Vantage entered into an agreement with Fort James Corporation ("Fort James") related to Crown Vantage's 11.45% Senior Pay-in-Kind Notes ("PIK Notes") which are held by Fort James. The agreement provides for the delivery to Crown Vantage and Crown Paper Co. of PIK Notes totaling $25 million and $8 million, respectively, in exchange for the mutual release from a variety of claims that have arisen from prior transactions between Fort James and Crown Vantage. In addition, Crown Vantage was granted an option to purchase the remaining PIK Notes and accrued interest (the notes having a face amount totaling $100 million at March 18, 1998) for a fixed price of $80 million in cash. The option must be exercised by September 30, 1998 and funding of the purchase price must occur on or before October 31, 1998. Pursuant to the agreement, funds would be obtained through an equity offering, asset sales, or a combination thereof. Both the delivery of the $33 million in PIK Notes and funding of the option are subject to consent by the Company's bondholders and bank group. There is no assurance that the Company will be successful in raising the required funding in time to exercise the option. See "Liquidity and Capital Resources" on page 21 and Note 6 to the financial statements at page 35 of the Company's 1997 ANNUAL REPORT TO SHAREHOLDERS for more information concerning the PIK Notes.

The Company is a major producer of value-added paper products for a diverse array of end-uses. The Company's two business sectors and corresponding principal product categories are (i) printing and publishing papers, for applications such as special interest magazines, books, custom business forms and corporate communications and promotions (E.G. annual reports and stationery); and (ii) specialty papers, principally for food and retail packaging applications and conversion into such items as coffee filters, cups and plates. In total, the Company operates 10 facilities using 31 diverse paper machines.

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

The Company has implemented a business strategy that builds on Crown Vantage's unique strengths and technical expertise and that further differentiates it from other paper producers. The Company's objectives are to enhance its position as a leading supplier of value-added paper products to target markets, and to continue to pursue cost reductions and manufacturing efficiencies to maximize profitability. The Company's business strategy to accomplish such objectives is to: i) accelerate the introduction of additional value-added papers into the Company's mix; ii) obtain market share with innovative new products; iii) add value through high levels of customer service and product quality; and iv) reduce costs and improve productivity.

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

SPECIALTY PAPERS

Crown Vantage manufactures and sells specialty papers for use in food and retail packaging. The Company's products, which are concentrated in niche markets for coated and uncoated papers within the specialty packaging industry, are used by its customers to produce items such as multi-wall bags for pet foods, food service papers, labels and cereal liners. The Company's specialty packaging business is principally driven by consumer spending trends and has historically exhibited less cyclicality to general economic trends as compared to producers of papers for other end-use products. The Company's specialty packaging papers operations purchase all of their pulp and are therefore more susceptible to pulp price fluctuations. Operating results benefit during periods of decreasing pulp prices and suffer during periods of increasing pulp prices. The Company's specialty papers are produced at non-integrated facilities in Port Huron and Parchment, Michigan and Milford, New Jersey.

Crown Vantage manufactures specialty converting papers at its fully integrated facility in St. Francisville, Louisiana. In order to meet customer-specific requirements, the Company imparts technical qualities to these value-added papers for conversion by its customers into end-uses such as paper cups and plates, coffee filters, and bacon board. Converting papers also includes the Company's toweling operations in Berlin-Gorham, New Hampshire as well as the Company's cast-coating operations in Richmond, Virginia. The Richmond facility provides cast-coating capabilities for a premium grade of coated paperboard for packaging and printing applications.

During the fourth quarter of 1997 the Company closed its Newark, Delaware facility and is seeking a buyer for this site. Newark produced approximately 2,200 tons of paper during 1997. The Company shifted most of the Newark mill's production to its other mills. The Company recorded a charge related to the closure of the mill in the fourth quarter of 1997 of $3.3 million primarily for closure activities, fixed asset write downs and severance costs.

MARKET PULP SALES AND PURCHASES

The Berlin-Gorham, New Hampshire facility sold approximately 57,000 and 43,000 tons of pulp in 1997 and 1996, respectively. The Company also purchases pulp to supply non-integrated mills, to obtain species not produced by the Company, and to minimize transportation costs. In 1997 and 1996, the Company purchased approximately 252,000 and 261,000 tons of pulp, respectively.

SUPPLY REQUIREMENTS

FIBER. Wood fiber represents the largest single material cost for the Company's two integrated facilities. In 1997, the Company's integrated mills required a total of approximately 2,289,000 green tons of wood, of which 1,155,000 green tons and 1,134,000 green tons were required by the Company's mills in St. Francisville and Berlin-Gorham, respectively.

St. Francisville's wood supply requirements come primarily from outside sources, including wood supplied under various arrangements including a "Cutting Plan" and a long-term supply arrangement with a third party that runs to 2016. Groundwood papers are made largely from pulp produced by mechanically grinding wood to extract wood fibers and other by-products. Approximately 5% of St. Francisville's total 1997 wood requirements, including 8% of its wood fiber needs for its coated groundwood pulp production requirements, were provided by the Company's Fitler Managed Forest. Essentially all of the lands associated with this forest were sold, approximately 24,600 acres. However, the Company retained ownership and management of the fast-growth plantation cottonwood as well as silvicultural technology for the short-rotation cottonwoods. The Company entered into a "Cutting Plan" agreement with the buyer in order to continue supplying certain of its wood fiber needs.

Wood chips are used in the kraft pulp process (chemical pulp produced by an alkaline cooking process) and are either chipped by the Company or purchased directly. In 1997, Berlin-Gorham purchased approximately 99% of its softwood and softwood chips from area lumber mills under long-term supply agreements, while nearly all hardwood chips were chipped on site. The Company sold 83,200 acres of woodlands in New Hampshire and Maine in October 1997, which provided approximately 3% of Berlin-Gorham's fiber needs in 1997. The Company entered into a long-term wood supply contract with the buyer to supply wood to the Berlin Mill.

PULP. Pulp represents the largest single material cost for the Company's non-integrated facilities. In 1997, the Company had purchases of approximately 252,000 tons of several types of pulp. Purchased pulp is used to supply non-integrated mills, to obtain species not produced by the Company, and to minimize transportation costs.

COMPETITION

The markets in which the Company competes are highly competitive, with a number of major companies competing in each market. Competition is primarily based on price, although product quality, distinctive characteristics and customer service are often factors that determine a customer's choice of preferred supplier. Breadth of product line, product innovation, distribution and sales support are also important competitive factors, as many customers choose to maintain long-term relationships with suppliers who provide these benefits.

In the paper industry, companies tend to compete with other companies having paper machines of like capacity and capability. Capacity of paper machines in the industry varies widely and can range from 10 tons per day to over 1,000 tons per day. The capacity of the Company's machines ranges from 10 tons per day to approximately 400 tons per day. The Company generally focuses its machines and work force on shorter run production and multiple grade changes of high margin, value-added papers. As a result, the Company believes its broad manufacturing capabilities are important in enhancing its competitiveness.

The top ten producers of coated groundwood papers accounted for approximately 91% of North American capacity in 1997. Crown Vantage ranked 8th in 1997, with coated groundwood capacity market share of approximately 5%. The top 15 producers of uncoated printing and publishing papers accounted for 87% of North American capacity in 1997. The Company ranked 15th in 1997, with an uncoated printing and publishing papers capacity market share of approximately 2.1%. The Company ranked 3rd in North American production of a broad market sector called Packaging and Specialty Papers. Although it does not participate in some niches of this sector, it held a 7% market share overall.

CUSTOMERS

There were no individual customers to which sales exceeded 10% of the Company's consolidated 1997 net sales. Sales to the Company's five largest customers in 1997 accounted for approximately 16% of consolidated net sales. The Company's loss of any single customer would not have a material adverse effect on the financial condition of the Company.

EMPLOYEES

At fiscal year end 1997, the Company had approximately 3,850 employees of whom approximately 1/4 were salaried and 3/4 were hourly employees. All of the hourly employees are represented under various union collective bargaining contracts. In the U.S., most hourly workers are members of the United Paperworkers International Union. Collective bargaining agreements covering the Ypsilanti, Michigan and Richmond, Virginia mills, which cover approximately 5% of the Company's hourly employees, expire before January 1, 1999. In the United Kingdom, most hourly personnel are covered by an ongoing national agreement that addresses worker conditions and safety, with wage increases negotiated annually. The Company believes that it has a generally positive relationship with its employees. In the last 10 years, the Company has not had any strikes or labor-related work stoppages.

RESEARCH AND DEVELOPMENT

The Company has not expended and does not plan to expend significant efforts on broad-based research and development activities. The Company instead emphasizes the development of new and improved products primarily by using existing technology and utilizing product development personnel located at all of its mills.

ENVIRONMENTAL PROTECTION EFFORTS

Information concerning environmental expenditures, hazardous substance cleanup, environmental legal proceedings and other environmental matters affecting the Company is incorporated herein by reference from the text under the caption "Other Matters" on page 23 of the Company's 1997 ANNUAL REPORT TO SHAREHOLDERS, and Note 10 of the Notes to the Consolidated Financial Statements included in the Company's 1997 ANNUAL REPORT TO SHAREHOLDERS.

CAPITAL EXPENDITURES

Information concerning the Company's capital expenditures is incorporated herein by reference from the text under the captions "Investing Activities" on page 22 of the Company's 1997 ANNUAL REPORT TO SHAREHOLDERS.

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

INTERNATIONAL SALES

In 1997, net sales by the Company's foreign subsidiaries totaled $68.5 million, or 7.6% of total net sales. The Company's domestic sales to foreign customers were $49.4 million in 1997, approximately 5.0% of total net sales. The majority of the Company's international sales were to customers in Europe, Canada, Mexico, Australia and South Africa.

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

The Company's finished products are generally marketed on a delivered price basis and shipped by common carrier. Crown Vantage believes that timely and economical delivery of finished products is a critical element of a customer's selection of preferred suppliers and is a significant factor in the Company's ability to compete. The Company typically ships by rail, truck or intermodal service, using the most economical mode that meets service specifications. In many cases, Crown Vantage has contracted with key carriers for guaranteed space, which benefits the Company's cost structure and its customers through more dependable delivery. The mills seek to control warehouse costs by limiting finished goods inventory to generally between 2 and 14 days. The Company leases a warehouse and distribution center in Southampton, Pennsylvania where text and cover products from four manufacturing sites are stocked and combined for shipment by guaranteed pool trucks to stocking merchants and printers throughout the U.S. and Canada. Because these products are generally ordered in relatively small quantities, pooling orders from multiple customers in the same geographic area is cost-effective.

CYCLICAL NATURE OF THE PAPER INDUSTRY

The markets for paper products, including those in which the Company competes, are highly cyclical, characterized by periods of supply and demand imbalance and sensitivity to changes in industry capacity. Demand for paper products is influenced to a significant degree by the overall level of domestic economic activity, which is beyond the Company's control. A number of structural factors also serve to accentuate the cyclicality of the paper industry, including the substantial capital investment and high fixed costs required to manufacture paper products; the significant exit costs associated with capacity reductions; and, at times, intensified competition from overseas market conditions. Because of the high fixed costs associated with paper production, paper manufacturers need to maintain high levels of capacity utilization (operating rates) to cover fixed costs and, accordingly, relatively small changes in operating rates due to changes in domestic demand, capacity, and levels of imports may significantly affect prices. In addition, operating results at the Company's non-integrated facilities are more susceptible to pulp price fluctuations -- benefiting during periods of decreasing pulp prices and suffering during periods of pulp price increases.

LEVERAGE RESULTING FROM THE SPIN-OFF

As a result of the Spin-Off, the Company has significant debt service requirements. The degree to which the Company is leveraged could impact its ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes.

ITEM 2. PROPERTIES

The Company owns and operates three pulp mills, seven paper mills and one cast-coating facility in the United States and two paper mills in Scotland. The following table summarizes the location, 1997 volumes and pertinent production characteristics of each facility. The Company's bank credit facility is collateralized by substantially all of the Company's assets, including the facilities listed below.




                                                                                              COATED AND UNCOATED
                    COATED                          UNCOATED                                    FREESHEET PAPERS
                    GROUNDWOOD                      FREESHEET                  ---------------------------------------------------
                    PRINTING AND                    PRINTING AND               SPECIALTY                 SPECIALTY
                    PUBLISHING                      PUBLISHING                 PACKAGING                 CONVERTING
                    ----------                      ----------                 ---------                 ----------
FACILITIES:         St. Francisville, LA            Berlin and Gorham, NH      Port Huron, MI            St. Francisville, LA
                                                    Guardbridge, Scotland      Parchment, MI             Richmond, VA (b)
                                                    Dalmore, Scotland          Milford, NJ               Berlin and Gorham, NH (c)
                                                    Adams, MA
                                                    Ypsilanti, MI


1997  SALES
VOLUMES:            280,000 tons                    239,000 tons (a), (d)      238,000 tons              168,000 tons (c)

PRIMARY             No. 4, No. 5 medium to heavy    Custom forms papers,       Grease resistant paper,   Coffee filters, cup and
PRODUCTION:         weight grades for magazines     text, cover and writing    labels, multi-wall bags   plate stock and cast-
                    and catalogs                    grades, security papers    and other packaging and   coated board
                                                    and specialty              specialty applications
                                                    applications

SPECIAL PRODUCTION  Coating, calendering            Calendering, watermarks,   Coating, waxing,          Calendering, cast-
CAPABILITIES:                                       sheeting, embossing        calendering, chemical     coating, sheeting
                                                                               treatment

PAPER MACHINES AND  2 paper machines with on-       12 paper machines,         14 paper machines, 3      3 paper machines, 4 cast-
RELATED EQUIPMENT:  machine coating, 4 off-machine  assorted sheeters,         with on-machine coating   coating machines, 4
                    super calenders                 rewinders and embossers    and hot/soft              sheeters
                                                                               calendering, 3 with on-
                                                                               machine waxers, 3 off-
                                                                               machine coaters, 6 off-
                                                                               machine waxers


(a) Does not include 57,000 tons of market pulp sold by the Company's Berlin-Gorham facility in 1997.
(b) The Richmond facility does not produce paper but provides cast-coating capabilities for the production of coated paperboard.
(c) Includes 34,000 tons of toweling manufactured and sold by the Company's Berlin-Gorham facility in 1997.
(d) Includes approximately 2,200 tons sold by the Newark, Delaware facility that was closed during the fourth quarter of 1997.

ITEM 3.  LEGAL PROCEEDINGS

In 1994, the Company filed a suit against the City of Berlin, New Hampshire relating to an approximately $107 million increase from 1992 to 1994 of the City's assessed value of the Berlin portion of the Berlin-Gorham facility. The increased assessed value resulted in an annual increase in property taxes of approximately $2.5 million. The Company is seeking abatement of the tax increase on the grounds that the City's valuations are excessive, and that New Hampshire law exempts certain income producing equipment, such as the chemical recovery unit, from property taxation. In April 1996, the trial court affirmed most of the City's positions, and the Company appealed that decision to the New Hampshire Supreme Court. On December 31, 1997, the Supreme Court released an opinion which, in part, resulted in a remand of various issues back to the trial court. The trial court has set a rehearing date in April 1998. Due to uncertainties surrounding the remand of issues to the trial court, it is not possible to determine the ultimate outcome of the suit. However, based on facts and circumstances currently known to the Company as well as an analysis of the Supreme Court opinion, management does not believe that the final outcome will adversely affect the Company's financial position or results of operations.

The Company has been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act or similar federal and state laws regarding past disposal of wastes at 20 sites in the United States. The Company has previously settled its remediation obligation at 11 sites. At 8 other sites, the Company is one of many potentially responsible parties and its alleged contribution to the site and remediation obligation is not considered significant. At one other site, remedial investigation is under way and a loss estimate for the potential remediation effort is not yet possible. However, the Company's accrual for the remediation investigation effort was $.6 million and $.7 million at December 28, 1997 and December 29, 1996, respectively. The liabilities can change substantially due to such factors as the solvency of other potentially responsible parties, the Company's share of the responsibility, additional information as to the nature or extent of contamination, methods of remediation required, and other actions by governmental agencies or private parties. While it is not feasible to predict the outcome of all environmental liabilities, based on its most recent review, management is of the opinion that its share of the costs of investigation and remediation of the sites of which it is currently aware will not have a material adverse effect upon the consolidated financial condition of the Company. However, because of uncertainties associated with remediation activities, regulations, technologies, and the allocation of costs among various other parties, actual costs to be incurred at identified sites may vary from estimates. Therefore management is unable to determine if the ultimate disposition of all known environmental liabilities will have a material adverse effect on the results of operations in a given fiscal quarter or year. In addition, as is the case with most manufacturing companies and many other companies, there can be no assurance that the Company will not be named as a potentially responsible party at additional sites in the future or that the costs associated with such additional sites would not be material.

In addition to the matters described above, the Company is a party to various legal proceedings generally incidental to its business and is subject to a variety of environmental protection statutes and regulations. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings involving environmental matters. Although the ultimate disposition of legal proceedings cannot be predicted with certainty, it is the opinion of the Company's management that the outcome of any claim that is pending or threatened, either individually or on a combined basis, will not have a materially adverse effect on the consolidated financial position of the Company but could materially affect consolidated results of operations in a given period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

EXECUTIVE OFFICERS OF CROWN VANTAGE INC.:

Name                     Age       Position
----                     ---       --------
Ernest S. Leopold        64        Chairman, Chief Executive Officer, Director
Robert A. Olah           49        President and Chief Operating Officer
F. Allen Byrd            46        Senior Vice President, Coated Printing and
                                   Publishing Papers
Katie Cutler             53        Senior Vice President, Corporate
                                   Communications
Frederick T. Dalrymple   65        Senior Vice President, Specialty Papers
Antoinette S. Gabriel    53        Senior Vice President, Chief Administrative
                                   Officer
C. Neil Henderson        59        Senior Vice President, Uncoated Printing and
                                   Publishing  Papers
Michael J. Hunter        37        Vice President, Chief Accounting Officer
Christopher M. McLain    54        Senior Vice President and General Counsel,
                                   Secretary
David A. Nelson          40        Senior Vice President, Uncoated Printing and
                                   Publishing Papers
R. Neil Stuart           43        Senior Vice President, Chief Financial
                                   Officer

Ernest S. Leopold has been Chairman and Chief Executive Officer since creation of the Company in 1995. In addition to Chairman and Chief Executive Officer, previously served as President since the creation of the Company in 1995. Previously served as Executive Vice President, Communications Papers of James River Corporation.

Robert A. Olah has been President and Chief Operating Officer since December 9, 1997, and Senior Vice President, Specialty Papers since 1996 and previous thereto served as Senior Vice President, Packaging Papers Group since creation of the Company in 1995. Previously served as Vice President, General Manager, James River Corporation Packaging Papers Division.

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

Frederick T. Dalrymple has been Senior Vice President for Specialty Papers since January 1998 and previous thereto served as Vice President for mill operations for Specialty Papers since 1996.

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

Michael J. Hunter has been Vice President, Chief Accounting Officer since January 1997. Previously served as Director of Financial Reporting for the Company since December 1995 and prior thereto was Senior Manager at Ernst & Young LLP, San Francisco.

Christopher M. McLain has been Senior Vice President and General Counsel, Secretary since October 1995. Previously an attorney with Sonnenschein Nath & Rosenthal, San Francisco, and prior thereto was Senior Vice President, General Counsel and Secretary, Transamerica Corporation, San Francisco.

David A. Nelson has been Senior Vice President, Uncoated Printing and Publishing Papers since 1996 and previous thereto served as Senior Vice President, Berlin-Gorham Group since creation of the Company in 1995. Previously served as Vice President, General Manager, James River Corporation Berlin-Gorham Operations.

R. Neil Stuart has been Senior Vice President, Chief Financial Officer since May 1996. Previously thereto served as Managing Director at the Toronto-Dominion Bank, New York.

The directors of Crown Vantage will hold office until the next annual meeting of stockholders of Crown Vantage and until their successors are duly elected and qualified. The executive officers named above will be elected to serve in such capacities until the next annual meeting of the Board of Directors, or until their respective successors have been duly elected and have been qualified, or until their earlier death, resignation, disqualification or removal from office. There is no family relationship between any of the officers.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company had approximately 8,500 shareholders of record of its Common Stock as of March 20, 1998. The Company's Common Stock is traded on the NASDAQ National Market System under the symbol CVAN.

Information concerning dividend restrictions and the high and low sales prices of the Company's Common Stock is incorporated herein by reference from Note 6 and Note 15, respectively, on pages 35 and 46, respectively, of the Company's 1997 ANNUAL REPORT TO SHAREHOLDERS.

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data is incorporated herein by reference from page 16 of the Company's 1997 ANNUAL REPORT TO SHAREHOLDERS.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference from pages 17 through 24 of the Company's 1997 ANNUAL REPORT TO SHAREHOLDERS.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Auditors as of and for the years ended December 28, 1997 and December 29, 1996, and the consolidated financial statements of Crown Vantage Inc. are incorporated herein by reference from pages 25 through 46 of the Company's 1997 ANNUAL REPORT TO SHAREHOLDERS. The Report of Independent Accountants as of December 31, 1995 and for the year ended December 31, 1995 is included herein as Exhibit 23.1 to this Form 10-K. See Item 14 of this report for information concerning financial statements and schedule filed with this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Information concerning the Company's change in accountants is included in the Company's Current Reports on Form 8-K and Form 8-K/A dated June 25, 1996 and June 28, 1996, respectively, which are incorporated herein by reference.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the Company's Board of Directors and compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the text under the captions "Election of Directors," "Certain Information Concerning the Board of Directors and its Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance" included in the Company's Proxy Statement for the May 5, 1998 Annual Meeting of Shareholders.

Information concerning the Company's Executive Officers appears under the caption "Executive Officers of Crown Vantage Inc." included in Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from the text in the following tables which are included in the Company's Proxy Statement for the May 5, 1998 Annual Meeting of Shareholders:
Summary Compensation Table, Options/SAR Grants in 1997, Aggregated Option/SAR Exercises in 1997 and Fiscal Year End Option/SAR Values, Ten-Year Option Repricings, and Approximate Annual Pension Benefit at Age 65.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning ownership of equity stock of the Company by certain beneficial owners and management is incorporated herein by reference from the text under the caption "Principal Shareholders" and "Common Stock Ownership of Directors and Executive Officers" included in the Company's Proxy Statement for the May 5, 1998 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions with officers and directors is incorporated herein by reference from the text under the caption "Certain Relationships and Related Transactions" included in the Company's Proxy Statement for the May 5, 1998 Annual Meeting of Shareholders.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS. The report of independent auditors as of December 28, 1997 and December 29, 1996 and for the two years then ended and the following consolidated financial statements of the Company are incorporated herein by reference from the Company's 1997 ANNUAL REPORT TO SHAREHOLDERS. The report of independent accountants for the year ended December 31, 1995 is included herein as Exhibit 23.1


                                                                     1997 Annual
                                                                     Report Page
                                                                     -----------
Report of Independent Auditors.......................................    25
Consolidated Statements of Operations- Years Ended December 28, 1997,
  December 29, 1996 and December 31, 1995............................    26
Consolidated Balance Sheets - December 28, 1997 and December 29, 1996    27
Consolidated Statements of Cash Flows - Years Ended  December 28, 1997,
  December 29, 1996 and December 31, 1995 ...........................    28
Consolidated Statement of Changes in Equity- Years Ended December 28,
  1997, December 29, 1996, and December 31, 1995 ....................    29
Notes to Consolidated Financial Statements...........................    30


                                                                             PAGE OR
                                                                      EXHIBIT NUMBER
(a)(2)  FINANCIAL STATEMENT SCHEDULE.                                   IN FORM 10-K
                                                                        ------------
Report of Independent Auditors on Financial Statement Schedule
  as of and for the years ended December 28, 1997 and
  December 29, 1996...............................................    Page       18
Report of Independent Accountants on Financial Statement
  Schedule for the period since inception through December 31, 1995.  Exhibit    23.1
Schedule I - Condensed Financial Information of Registrant........    Page       19


All schedules other than that indicated above are omitted because of the absence of the conditions under which they are required or because the required information is set forth in the consolidated financial statements and notes thereto.

(a)(3) EXHIBITS

All exhibits, including those incorporated by reference:


Exhibit
   No.                             Description
-------                            -----------
 2.1(1)   Form of Contribution Agreement among Crown Paper Co. ("Crown Paper"),
          Crown Vantage, Inc. ("Crown Vantage"), James River Corporation of
          Virginia ("JRC") and James River Paper Company, Inc. ("James River
          Paper")
 3.1(1)   Articles of Incorporation of Crown Vantage
 3.2(5)   Articles of Amendment to the Articles of Incorporation dated May 13,
          1996 and July 31, 1996
 3.3(6)   Restated Bylaws of Crown Vantage
 3.4(1)   Articles of Designation for Preferred Shares, Series A
 4.1(1)   Form of Rights Agreement between Crown Vantage and Norwest Bank
          Minnesota, N.A., as Rights Agent
10.1(1)   Form of Tax Sharing Agreement among JRC, James River Paper, Crown
          Vantage and Crown Paper
10.2(1)   Form of Berlin Product Supply Agreement between James River Paper and
          Crown Paper
10.3(1)   Form of Pulp Purchase Agreement between James River Paper and Crown
          Paper
10.4(1)   Form of Pulp Sales Transition Agreement between James River Paper and
          Crown Paper
10.5(1)   Form of Transition Services Agreement between James River Paper and
          Crown Paper
10.6(1)   Form of Technical Services Agreement between James River Paper and
          Crown Paper
10.7(1)   Form of Information Technology Services Agreement between James River
          Paper and Crown Paper
10.8(1)   Form of Environmental Services Agreement between James River Paper and
          Crown Paper
10.9(1)   Form of Offices Sharing Agreement between James River Paper and Crown
          Paper
10.10(1)  Form of Pulp Technology Services Agreement between James River Paper and Crown Paper
10.11(1)  Form of Cottonwood Pedigreed Plant Material Agreement between James
          River Paper and Crown Paper
10.12(1)  Form of St. Francisville Product Supply Agreement (Consumer Products
          Business) between James River Paper and Crown Paper
10.13(1)  Form of St. Francisville Product Supply Agreement (Packaging Business)
          between James River Paper and Crown Paper
10.14(1)  Form of Landfill Agreement between James River Paper and Crown Paper
10.15(1)  Form of Allocation Agreement among JRC, James River Paper and Crown
          Paper
10.16(1)  Form of Packaging Papers Product Supply Agreement between James River
          Paper and Crown Paper
10.17(1)  Form of Naheola Product Supply Agreement between James River Paper and
          Crown Paper
10.18(1)  Form of Confidentiality Agreement between JRC and Crown Paper
10.19(1)  Form of St. Francisville Wood Chip Supply Agreement between James
          River Paper and Crown Paper
10.20(1)  Form of St. Francisville Roundwood Supply and Cutting Rights Agreement
          between James River Paper and Crown Paper
10.21(1)  Form of Northeast Roundwood Supply Agreement between James River Paper and Crown Paper
10.22(1)  Form of Pension Funding Agreement among Crown Paper, Crown Vantage and
          James River
10.23(1)  Form of Guaranty Support Agreement among Crown Paper, Crown Vantage and James River
10.24(1)  Forms of KVP Parchment Lease and KVP Parchment Services Agreement,
          between Crown Paper and James River
10.25(1)  Form of Eureka Trademark Agreement
10.26(1)  Form of Crown Vantage Stock Option Plan for Outside Directors    **
10.27(8)  Crown Vantage Inc. Stock Award Plan for Outside Directors  (as
          amended)   **
10.28(8)  Second Amendment to the Crown Vantage Inc. Stock Award Plan for
          Outside Directors  **
10.29(6)  Crown Vantage Inc. 1995 Incentive Stock Plan    **
10.30(1)  Form of Crown Vantage Inc. Stock Plus Employee Stock Ownership Plan
          **
10.31(4)  Form of Employment Agreement for Ernest S. Leopold dated December 5,
          1995   **
10.32(2)  Form of Nonstatutory Stock Option with Reload Feature Agreement under
          the Registrant's 1995 Omnibus Incentive Stock Plan   **
10.33(2)  Form of Restricted Stock Award Agreement under the Registrant's 1995
          Omnibus Incentive Stock Plan   **
10.34(2)  Form of Nonstatutory Stock Option Agreement under the Registrant's
          1995 Stock Option Plan for Outside Directors   **




10.35(2)  Form of Restricted Stock Award Agreement under the Registrant's 1995
          Stock Award Plan for Outside Directors   **
10.36(4)  Form of Agreement (Severance) dated December 5, 1995   **
10.37(4)  Form of Amendment No. 1 to the Crown Vantage Inc. Stock Plus Employee
          Stock Ownership Plan
10.38(3)  Indenture between the Bank of New York, as trustee, and the Company, relating to the Notes
10.39(8)  First Supplemental Indenture between the Bank of New York, as trustee, and the Company, relating to the Notes
10.40(3)  Bank Credit Agreement among Morgan Guaranty Trust Company of New York, as Agent, the Banks named therein, Crown Paper and Crown Vantage
10.41(8)  Amendment No. 1 to Credit Agreement
10.42(8)  Amendment No. 2 to Credit Agreement
10.43(3)  Note Purchase Agreement Between JRC and Crown Vantage, relating to the
          PIK Notes
10.44(8)  Receivables Purchase Agreement
10.45(8)  Purchase and Sale Agreement (relating to Receivables Purchase
          Agreement)
10.46(8)  Loan Agreement between Business Finance Authority of the State of New
          Hampshire and Crown Paper Co.
10.47(8)  Refunding Loan Agreement between Business Finance Authority of the
          State of New Hampshire and Crown Paper Co.
10.48*    Amendment No. 3 to Credit Agreement
10.49*    Amendment No. 4 to Credit Agreement
10.50(9)  Option and Settlement Agreement Between Fort James Corporation and
          Crown Vantage, relating to the PIK Notes
11*       Statement Re: Computation of Per Share Earnings
13.1*     Portions of the 1997 Annual Report to Shareholders, which are specifically incorporated by reference herein
16(7)     Letter regarding change in certifying accountant and related information
21.1(8)   Subsidiaries
23.1*     Report of Coopers & Lybrand L.L.P. on the consolidated financial statements and financial statement schedule of the Company for the year ended December 31, 1995.
23.2*     Consent of Coopers & Lybrand L.L.P. to the incorporation by reference of their report dated February 23, 1996 into the Registration
          Statements on Form S-8, File Nos. 33-96788, 33-96854, 33-96856,
          333-09361, and 333-4420
23.3*     Consent of Ernst & Young LLP to the incorporation by reference of their report dated January 30, 1998 into the Registration Statements on Form S-8, File Nos. 33-96788, 33-96854, 33-96856, 333-09361, and
          333-4420
27*       Financial Data Schedule

-------------------------
(1) Previously filed as Exhibits to Crown Vantage Inc. Registration Statement No. 33-95736 on Form S-1 filed with the Securities and Exchange Commission ("SEC") on August 14, 1995 and all amendments thereto, concerning the distribution of Common Stock of Crown Vantage Inc.
(2) Previously filed as Exhibits to Crown Vantage Inc. Form 10-Q for the quarterly period ended September 24, 1995.
(3) Previously filed as exhibits to the Crown Paper Co. Registration Statement No. 33-93494 on Form S-1 filed with the SEC June 15, 1995 and all amendments thereto, concerning the offering of the $250,000,000 aggregate principal amount of Senior Subordinated Notes due 2005 to be issued by Crown Paper Co.
(4) Previously filed as Exhibits to Crown Vantage Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.
(5) Previously filed as Exhibits to Crown Vantage Inc. Registration Statement No. 333-09361 on Form S-8 and to Crown Vantage Inc.'s report on Form 10-Q for the quarter ended June 30, 1996, respectively.
(6) Previously filed as Exhibits to Crown Vantage Inc.'s report on Form 10-Q for the quarter ended September 29, 1996.
(7)  Previously filed in Form 8-K and Form 8-K/A dated June 25, 1996 and
     June 28, 1996, respectively.
(8) Previously filed as Exhibits to Crown Vantage Inc.'s Annual Report on Form 10-K for the year ended December 29, 1996
(9)  Previously filed in Form 8-K dated March 25, 1998.

*    Included as an exhibit herein.
**   Indicates management contract or compensatory plan or arrangement.

(b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter ended December 28, 1997.

                                     SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 17, 1998                               CROWN VANTAGE INC.
                                                  (Registrant)


/s/  R. Neil  Stuart                                   /s/  Michael J. Hunter
-----------------------                                ------------------------
R. Neil Stuart,                                        Michael J. Hunter
Senior Vice President,                                 Vice President,
Chief Financial Officer                                Chief Accounting Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17, 1998.


Signature                               Title
---------                               -----

/s/ George B. James                     Director
--------------------------------------
George B. James



/s/ Ernest S. Leopold                   Chairman, Chief Executive Officer and
--------------------------------------  Director
Ernest S. Leopold


/s/ Joseph T. Piemont                   Director
--------------------------------------
Joseph T. Piemont


/s/ E. Lee Showalter                    Director
--------------------------------------
E. Lee Showalter


/s/ William D. Walsh                    Director
--------------------------------------
William D. Walsh

/s/ James S. Watkinson                  Director
--------------------------------------
James S. Watkinson


/s/ Donna L. Weaver                     Director
--------------------------------------
Donna L. Weaver


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17, 1998.

Signature                               Title
---------                               -----

/s/ R. Neil Stuart                      Chief Financial Officer
--------------------------------------
R. Neil Stuart


/s/ Michael J. Hunter                   Chief Accounting Officer
--------------------------------------
Michael J. Hunter

                                 CROWN VANTAGE INC.



                           FINANCIAL STATEMENT SCHEDULE I


                     CONDENSED FINANCIAL STATEMENTS OF REGISTRANT

                            REPORT OF INDEPENDENT AUDITORS


We have audited the consolidated financial statements of Crown Vantage Inc. and subsidiaries as of December 28, 1997 and December 29, 1996, and for the years then ended, and have issued our report thereon dated January 30, 1998. Our report on the consolidated financial statements of Crown Vantage Inc. has been incorporated by reference in this Form 10-K from page 25 of the 1997 Annual Report to Shareholders of Crown Vantage Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this schedule based on our audits. The schedule of Crown Vantage Inc. for the period since inception through December 31, 1995 was audited by other auditors whose report dated February 23, 1996 expressed an unqualified opinion on that schedule.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                       ERNST & YOUNG LLP

San Francisco, California
January 30, 1998

                                  CROWN VANTAGE INC.
                          CONDENSED STATEMENTS OF OPERATIONS



                                                                  Year Ended             Year Ended       Since Inception  through
(amounts in thousands)                                        December 28, 1997      December 29, 1996        December 31, 1995
                                                              -----------------      -----------------        -----------------
Interest expense                                                  $(14,907)               $(13,381)               $ (4,616)
                                                                  --------                --------                --------
     Loss before income taxes and equity in
     undistributed loss of subsidiaries                            (14,907)                (13,381)                 (4,616)

Income tax benefit                                                   5,218                   5,113                   1,835

Equity in undistributed loss of subsidiaries                       (22,531)                (16,536)                 15,968
                                                                  --------                --------                --------
Net loss                                                          $(32,220)               $(24,804)               $ 13,187
                                                                  --------                --------                --------
                                                                  --------                --------                --------



See notes to condensed financial statements.

                                  CROWN VANTAGE INC.
                               CONDENSED BALANCE SHEETS


(dollar amounts in thousands)                   December 28, 1997     December 29, 1996
----------------------------                    -----------------     -----------------
ASSETS
Deferred income taxes                               $  6,327             $  1,107
Investment in subsidiaries                           110,607              130,963
                                                    --------             --------
      Total Assets                                  $116,934             $132,070
                                                    --------             --------
                                                    --------             --------
LIABILITIES AND EQUITY

Current Liabilities:
     Accrued liabilities                            $  4,718             $  4,255
                                                    --------             --------
      Total current liabilities                        4,718                4,255
                                                    --------             --------
Long-term debt                                       113,185               98,742
                                                    --------             --------
      Total Liabilities                              117,903              102,997
                                                    --------             --------
Shareholders' Equity:
     Preferred Stock, no par value;
         Authorized - 500,000 shares;
         Issued and outstanding - None
     Common Stock, no par value;
         Authorized - 50,000,000 shares;
         Issued and outstanding - 9,668,313 and
         9,107,535 shares at December 28, 1997
         and December 29, 1996, respectively          45,831               44,578
     Unearned ESOP shares and other                   (4,301)              (7,253)
     Cumulative foreign currency translation
       adjustment                                      1,338                3,365
     Retained deficit                                (43,837)             (11,617)
                                                    --------             --------
                                                        (969)              29,073
                                                    --------             --------
Total Liabilities and Equity                        $116,934             $132,070
                                                    --------             --------
                                                    --------             --------


See notes to condensed financial statements.

                      Notes to Condensed Financial Statements

Note 1 -- Basis of Presentation

Crown Vantage Inc. ("Crown Vantage" or the "Parent Company") was incorporated in Virginia in March 1995. Crown Vantage's only significant asset is all of the
outstanding shares of Crown Paper Co. and subsidiaries ("Crown Paper").   The
Parent Company's investment in subsidiaries is stated at cost plus (minus) equity in undistributed income (loss) of its subsidiaries since the Spin-Off. Net income (loss) of the Parent Company reflects its income and expense as well as the earnings (losses) of Crown Paper.

Note 2 -- Long-Term Debt

In connection with the Spin-Off, the Parent Company issued to James River 11.45% Senior Pay-in-Kind Notes (the "PIK Notes") which are due in 2007. Interest is due semi-annually in March and September and may be paid in cash or in additional PIK Notes until September 2003. Thereafter interest must be paid in cash. The PIK Notes are redeemable at the option of the Company on or after September 2000 at a redemption price of 105.725% declining to par in 2003 and thereafter. In addition, the Company may redeem up to 33-1/3% of the outstanding principal amount prior to September 1998 from the proceeds of one or more public offerings at a redemption price of 110.45% of the principal amount (100% of the principal amount if held by James River). In the event of a Change of Control (as defined in the underlying agreement) the holders of the PIK Notes have the right to require the Company to purchase the PIK Notes in cash at 101%. The PIK Notes have been recorded at a discount to reflect an approximate market rate of interest of 13% at the Spin-Off.

Note 3 -- Cash Flow Information

In connection with the establishment of Crown Vantage Inc.'s Employee Stock Ownership Plan (the "ESOP"), the Parent Company in 1995 initially sold 444,000 shares of Common Stock to the ESOP for $10 million that was funded through a loan from Crown Paper Co. to the ESOP. The loan was completely repaid in 1997. On May 2, 1997 an additional 500,000 shares of Common Stock were sold to the ESOP for $3 million. Prior to the sale, Crown Paper borrowed the $3 million under its Bank Credit Facility and lent that sum to the ESOP. Upon receipt of the funds from the ESOP, the Parent contributed the $3 million to Crown Paper, which used the funds to reduce borrowings on its Bank Credit Facility. The purchase price was at the average of the high and low prices for the previous 10 days trading period. The loan bears interest at 11% and is due May 1, 2004. Other than the cash flows described above, there were no other cash flows of the Parent.

Note 4 -- Dividends

During 1997, 1996, and 1995, Crown Paper Co. neither paid nor declared dividends to the Parent.