Form 10-Q
period 1998-03-29
CROWN VANTAGE INC
filed 1998-05-13
CIK 948073

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 29, 1998        Commission File Number:  1-13868
--------------------------------------------------------------------------------------------

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

Number of shares of no par value common stock outstanding as of the close of business on May 11, 1998:
                               9,684,099 Shares
                 --------------------------------------------

                                     INDEX
                              CROWN VANTAGE INC.



PART I:  Financial Information

         Item 1.    Financial Statements

                . Condensed Consolidated Balance Sheets - March 29, 1998 and December 28, 1997.

                . Condensed Consolidated Statements of Operations - First quarter ended March 29, 1998 and March 30, 1997.

                . Condensed Consolidated Statements of Cash Flows - Three months ended March 29, 1998 and March 30, 1997.

                .   Notes to Condensed Consolidated Financial Statements.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II:  Other Information

          Item 4.   Submission of Matters to a Vote of Security Holders

          Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

PART I  --  FINANCIAL INFORMATION
------

ITEM 1  --  FINANCIAL STATEMENTS
------

                               CROWN VANTAGE INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (in thousands of dollars)


ASSETS                                                     March 29, 1998  December 28, 1997
                                                           --------------  -----------------
                                                             (Unaudited)
                                                             -----------
Current Assets:
 Cash and cash equivalents                                   $  7,869           $ 11,415
 Accounts receivable, net                                      45,650             40,787
 Inventories                                                  103,806            104,117
 Prepaid expenses and other current assets                      6,832              7,393
 Deferred income taxes                                         13,751             14,480
                                                            ----------         ----------
   Total current assets                                       177,908            178,192
Property, plant and equipment, net                            607,255            621,276
Other assets                                                   38,640             38,090
Unamortized debt issue costs                                   13,481             14,039
Intangibles, net                                               28,696             28,977
                                                            ----------         ----------
   Total Assets                                              $865,980           $880,574
                                                            ==========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                                            $ 41,143           $ 54,181
 Accrued liabilities                                           70,176             80,358
 Current portion of long-term debt                              1,000              1,000
                                                            ----------         ----------
   Total current liabilities                                  112,319            135,539
Long-term debt                                                578,294            544,063
Accrued postretirement benefits other than pensions           101,966            102,397
Other long-term liabilities                                    13,799             17,444
Deferred income taxes                                          73,266             82,100
                                                            ----------         ----------
   Total Liabilities                                          879,644            881,543
                                                            ----------         ----------
Shareholders' Equity:
 Preferred Stock, no par value;
  Authorized - 500,000 shares;
  Issued and outstanding - None
 Common Stock, no par value;
  Authorized - 50,000,000 shares;
  Issued and outstanding 9,674,339 and
   9,668,313 shares at March 29, 1998
   and December 28, 1997, respectively                         46,068             45,831
Unearned ESOP shares and other                                 (3,522)            (4,301)
 Cumulative foreign currency translation adjustment             1,841              1,338
 Retained deficit                                             (58,051)           (43,837)
                                                            ----------         ----------
                                                              (13,664)              (969)
                                                            ----------         ----------
Total Liabilities and Shareholders' Equity                   $865,980           $880,574
                                                            ==========         ==========

See notes to condensed consolidated financial statements.

                               CROWN VANTAGE INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the First Quarter (13 weeks)
                    Ended March 29, 1998 and March 30, 1997
                  (in thousands of dollars, except per share)


                                           First Quarter
                                       ----------------------
                                        1998          1997
                                       ---------   ----------
                                            (Unaudited)

Net sales                               $221,806   $228,641
Cost of goods sold                       212,808    211,477
                                       ---------   ----------
Gross margin                               8,998     17,164
Selling and administrative expenses       14,786     16,506
                                       ---------   ----------
 Operating Income (Loss)                  (5,788)       658
Interest expense                         (16,126)   (15,995)
Other income, net                             47        141
                                       ---------   ----------
 Loss before income taxes                (21,867)   (15,196)
Benefit for income taxes                  (7,653)    (5,562)
                                       ---------   ----------
  NET LOSS                             $ (14,214)  $ (9,634)
                                       =========   ==========

Basic loss per share                   $  (1.55)  $   (1.10)
                                       =========   ==========




See notes to condensed consolidated financial statements.

                              CROWN VANTAGE INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Three Months (13 weeks)
                    Ended March 29, 1998 and March 30, 1997
                           (in thousands of dollars)


                                                                               Three Months
                                                                        ---------------------------
                                                                             1998         1997
                                                                        ------------   ------------
                                                                                (Unaudited)
Cash Provided by (Used for) Operating Activities:
     Net loss                                                            $ (14,214)     $ (9,634)
     Items not affecting cash:
         Depreciation and cost of timber harvested                          21,202        20,298
         Amortization of goodwill and other intangibles                        281           281
         Interest on Pay-in-Kind Notes and other non-cash interest           4,521         4,135
         Other, net                                                          1,045           724
     Changes in current assets and liabilities:
         Accounts receivable                                                (4,863)        4,053
         Inventories                                                           311        (3,567)
         Other current assets                                                1,291         1,659
         Accounts payable                                                  (11,972)       (1,836)
         Other current liabilities                                          (9,718)       (6,732)
     Other, net                                                             (9,902)       (8,571)
                                                                        ------------   ------------
         Cash Provided by (Used for) Operating Activities                  (22,018)          810
                                                                        ------------   ------------

Cash Provided by (Used for) Investing Activities:

     Expenditures for property, plant and equipment                         (8,208)      (13,960)
     Other, net                                                                (70)         (787)
                                                                        ------------   ------------
         Cash Used for Investing Activities                                 (8,278)      (14,747)
                                                                        ------------   ------------

Cash Provided by (Used for) Financing Activities:
     Proceeds from draw down of Revolving Credit                            42,000        33,000
     Repayments of Revolving Credit                                        (15,000)      (15,000)
     Repayments of Term Loans and other long-term debt                        (250)       (1,457)
                                                                        ------------   ------------
         Cash Provided by Financing Activities                              26,750        16,543
                                                                        ------------   ------------

Increase (decrease) in cash and cash equivalents                            (3,546)        2,606
Cash and cash equivalents at beginning of year                              11,415         1,175
                                                                        ------------   ------------
Cash and cash equivalents at end of period                                $  7,869      $  3,781
                                                                        ------------   ------------

See notes to condensed consolidated financial statements.

                              CROWN VANTAGE INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE 1  --  ORGANIZATION AND BASIS OF PRESENTATION
------

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

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The condensed consolidated balance sheet as of December 28, 1997 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 29, 1998 are not necessarily indicative of the results that may be expected for the year ended December 27, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Crown Vantage Inc.'s Annual Report to Shareholders and Form 10-K for the year ended December 28, 1997. Certain 1997 amounts have been reclassified to conform with the 1998 presentation.


NOTE 2 --BASIC LOSS PER SHARE
------

     The computations of basic loss per share for the quarters ended March 29, 1998 and March 30, 1997 are based on the weighted average number of shares of common stock outstanding during the periods (9,185,000 and 8,732,000 for the three months ended March 29, 1998 and March 30, 1997, respectively). The number of shares considered outstanding does not include 222,000 shares and 77,000 shares held by the Employee Stock Ownership Plan Trust at March 29, 1998 and March 30, 1997, respectively. The restatement of prior period loss per share and shares outstanding to conform with Statement of Financial Accounting Standards No. 128 "Earnings per Share" was not material.

NOTE 3  --  INCOME TAX
------

     The income tax benefits for the three months ended March 29, 1998 and March 30, 1997 were provided based on the Company's estimated annual tax rates of 35.0% and 36.6%, respectively.

NOTE 4  --  LONG TERM DEBT


Consolidated long-term debt consists of the following:

                                                          March 29      December 28
                                                            1998           1997
                                                        ------------   ------------
                                                           (in thousands of dollars)
CROWN PAPER CO.
 Bank Credit Facility:
  Revolving credit, due 2002                              $ 72,000     $ 45,000
  Term Loan B, due 2003                                     97,750       98,000
                                                        ------------   ------------
                                                           169,750      143,000
 11% Senior Subordinated Notes, due 2005                   250,000      250,000
 Industrial Revenue Bonds, payable to 2026                  38,878       38,878
                                                        ------------   ------------
                                                           458,628      431,878

CROWN VANTAGE INC.
 11.45% Senior Pay-in-Kind Notes, due 2007
  less unamortized discount                                120,666      113,185
                                                        ------------   ------------
                                                           579,294      545,063
 Less current portion                                        1,000        1,000
                                                        ------------   ------------
                                                          $578,294     $544,063
                                                        ============   ============

     On March 18, 1998, Crown Vantage entered into an agreement with Fort James related to Crown Vantage's 11.45% Senior Pay-in-Kind Notes ("PIK Notes") which are held by Fort James. The agreement provides for the delivery to Crown Vantage and Crown Paper Co. of PIK Notes totaling $25 million and $8 million, respectively, in exchange for the mutual release from a variety of claims that have arisen from prior transactions between Fort James and Crown Vantage. In addition, Crown Vantage was granted an option to purchase the remaining PIK Notes and accrued interest (the notes having a face amount totaling $100 million at March 29, 1998) for a fixed price of $80 million in cash. The option must be exercised by September 30, 1998 and funding of the purchase price must occur on or before October 31, 1998. Pursuant to the agreement, funds would be obtained through an equity offering, asset sales, or a combination thereof. Both the delivery of the $33 million in PIK Notes and funding of the option are subject to consent by the Company's bondholders and bank group. There is no assurance that the Company will be successful in raising the required funding in time to exercise the option.

     Maturities of long-term debt, excluding the revolving credit, for the next five fiscal year ends are: 1999 - $1.0 million; 2000 - $1.3 million; 2001 - $.8 million; 2002 - $47.0 million and 2003 - $47.5 million.

NOTE 5  --  INVENTORIES
                                                             March 29, 1998       December 28, 1997
                                                           -------------------   --------------------
                                                                  (in thousands of dollars)
Raw materials                                                      $ 29,143          $  27,911
Work in process                                                       6,582              7,038
Finished goods                                                       44,110             45,936
Stores and supplies                                                  35,953             35,569
                                                           -------------------   --------------------
                                                                    115,788            116,454
Reduction to state inventories at last-in, first-out cost           (11,982)           (12,337)
                                                           -------------------   --------------------
                                                                   $103,806          $ 104,117
                                                           ===================   ====================

NOTE 6  --  LITIGATION AND ENVIRONMENTAL MATTERS
------

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

   The Company has accrued estimated landfill site restoration, post-closure and monitoring costs totaling $12.0 million at March 29, 1998 and December 28, 1997. In addition, the Company has been identified as a potentially responsible party ("PRP"), along with others, under the Comprehensive Environmental Response, Compensation and Liability Act or similar federal and state laws regarding the past disposal of wastes at 20 sites in the United States. The Company has previously settled its remediation obligations at 12 of those sites. At 7 other sites, the Company is one of many potentially responsible parties and its alleged contribution to the site and remediation obligation is not considered significant. At one other site, remedial investigation is underway and a loss estimate for the potential remediation effort costs is not yet possible. However, the Company's accrual for the remediation investigation effort was $.6 million at March 29, 1998 and December 28, 1997. The liabilities can change substantially due to such factors as the solvency of other potentially responsible parties, the Company's share of responsibility, additional information on the nature or extent of contamination, methods and associated costs of remediation required, and other actions by governmental agencies or private parties. While it is not feasible to predict the outcome of all environmental liabilities, based on its most recent review, management estimates the Company's share of the costs of investigation and remediation of the known sites will not have a material adverse effect upon the consolidated financial condition of the Company.

   Due to uncertainties associated with remediation activities, regulations, technologies, and the allocation of costs among various other parties, actual costs to be incurred at identified sites may vary from estimates. Therefore, management is unable to determine if the ultimate disposition of all known environmental liabilities will have a material adverse effect on the Company's consolidated results of operations in a given year. In addition, as is the case with most manufacturing and many other entities, there can be no assurance that the Company will not be named as a PRP at additional sites in the future or that the costs associated with such additional sites would not be material.

   In November 1997, the Environmental Protection Agency signed final rules affecting pulp and paper industry discharges of wastewater and gaseous emissions ("Cluster Rules") which became effective on April 15, 1998. These Cluster Rules require changes in the pulping, bleaching and/or wastewater treatment processes presently used in some U.S. pulp and paper mills, including some of the Company's mills. Based on management's understanding of the rules, the Company estimates that approximately $40 million of capital expenditures may be required to comply with the rules with compliance dates beginning in 1999 and extending over the next three to eight years. There are risks and uncertainties associated with the Company's estimate that could cause total capital expenditures to be materially different, including changes in technology, interpretation of the rules by government agencies that is substantially different from the Company's interpretation, or other items.

NOTE 7 -- STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 121
------

   Statement of Financial Accounting Standards No. 121 ("Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of") requires that the Company assess the recoverability of its investments in long-lived assets to be held and used in operations whenever events or circumstances indicate that their carrying amounts may be impaired. Such assessment requires that the future cash flows expected to result from use of the assets be estimated and an impairment loss recognized when future cash flows are less than the carrying value of such assets. Estimating future cash flows requires the Company to estimate future production volumes and costs, future sales volumes, demand for the Company's product mix and prices which reflect the use of its long-lived assets and market conditions. Although the Company believes it has a reasonable basis for its estimates, it is reasonably possible that the Company's actual performance could differ from such estimates that could result in recognizing, in future periods, a material impairment loss on its long-lived assets.

NOTE 8 -- COMPREHENSIVE INCOME
------

   The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130") "Reporting Comprehensive Income" in the first quarter of 1998. SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net income or shareholders' equity. Comprehensive income for the Company consists of net income, foreign currency translation adjustments and minimum pension liability adjustments.

   During the first quarter of 1998 and 1997, the Company's total comprehensive loss was $13.7 million and $12.3 million, respectively.

NOTE 9 -- SUBSEQUENT EVENTS
------

   On May 5, 1998, the Company announced that it is exploring the possibility of separating the Company's specialty papers businesses from the Company's St. Francisville, La., pulp and paper mill, including the possible divestiture of the St. Francisville facility in a transaction that would result in a significant reduction of debt including the repurchase of the PIK Notes. If successful, Crown Vantage would include 27 specialty paper machines producing approximately 600,000 tons of paper a year with sales of approximately $600 million in 1997. There is no assurance that the Company will be successful in structuring a transaction of the type described, that the Company will locate a third party or parties willing to engage in such a transaction, that the significant debt reduction including the repurchase of the PIK Note will be realized or that the Company will successfully and in a timely manner conclude any such transaction.

     On May 5, 1998, the Company announced plans to reduce the Company's work force by 5% by the end of 1998. The Company estimates this cost reduction effort will result in a one-time charge of approximately $2.5 million, which will be taken during the second quarter of 1998.

   The Company's statements regarding the cost reduction effort and the possible separation of the St. Francisville facility are forward looking and subject to various risks and uncertainties that could cause the actual results to be materially different from the Company's current expectations. These forward-looking statements can be identified by use of language such as plans, estimates, anticipates, believes, possible and other similar words or phrases. In addition to the factors discussed above, there are other factors that could cause the actual results to differ materially. These other factors include but are not limited to business conditions and the general economy, competitive factors, maintaining good labor relations, and maintaining good customer relations.

ITEM 2  --  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
------
FINANCIAL CONDITION

   Crown Vantage Inc. and subsidiaries (the "Company") are a major producer of value-added paper products for a diverse array of end-uses. The Company's two business sectors and corresponding principal product categories are (i) printing and publishing papers, for applications such as special interest magazines, books, custom business forms and corporate communications and promotions (e.g., annual reports and stationery); and (ii) specialty papers, principally for food and retail packaging applications and conversion into such items as coffee filters, cups and plates.

   The Company operates 10 facilities using 31 paper machines and its paper production is approximately 75% integrated with the Company's pulp operations. The Company's two largest facilities are integrated operations located in St. Francisville, Louisiana and Berlin and Gorham, New Hampshire. St. Francisville produces coated groundwood papers for magazines and catalogs and uncoated specialty converting papers. Berlin-Gorham primarily produces uncoated printing and publishing papers as well as market pulp. The Company also produces uncoated printing and publishing papers at its non-integrated facilities in Adams, Massachusetts; Ypsilanti, Michigan; and Dalmore and Guardbridge, Scotland. The Company's food and retail packaging papers are produced primarily at non-integrated facilities in Port Huron and Parchment, Michigan, and Milford, New Jersey. In addition to its primary paper-making operations, the Company operates a cast-coating facility in Richmond, Virginia.


RESULTS OF OPERATIONS
---------------------

   The Company's net sales for each business sector as well as pulp and miscellaneous are as follows:


                                           Net Sales and Tonnage by Sector
                                             for the Three Months Ended
                                         March 29, 1998       March 30, 1997
                                      -------------------   --------------------
                                        Tons      Sales       Tons      Sales
                                      ---------  --------   --------  ----------
                                               (thousands)            (thousands)
Printing and Publishing Papers
      Coated groundwood                71,293    $ 58,439    71,920   $ 47,244
      Uncoated                         63,413      60,149    63,507     61,465


Specialty Papers
      Food and retail packaging        53,344      67,641    58,983     75,283
      Converting                       35,388      29,289    43,615     40,677

Pulp and Miscellaneous                 17,876       6,288    11,130      3,972
                                    ---------    --------   -------   --------
                                      241,314    $221,806   249,155   $228,641
                                    =========    ========   =======   ========

NET SALES
---------

          The Company's net sales decreased 3.0% to $221.8 million for the three months ended March 29, 1998 as compared to $228.6 million for the same period in 1997. The decrease in net sales is primarily due to a 3.1% decrease in tons sold from the first quarter of 1997 to the first quarter of 1998.

          Net sales of coated groundwood paper (which is used principally in the production of magazines and catalogs) for the three month period ended March 29, 1998 were $58.4 million, an increase of 23.7% as compared to the same period in 1997. Sales volume was virtually the same for the first three months of 1998 compared to the same period in 1997, while the average net sales price per ton increased 24.8% from $657 in the first quarter of 1997 to $820 in the first quarter of 1998.

          Net sales of uncoated printing and publishing papers in the first quarter of 1998 decreased 2.1% to $60.1 million from the first quarter of 1997. The decrease from first quarter 1998 to first quarter 1997 is primarily due to an average sales price per ton decrease of 2.0%.

          Food and retail packaging paper net sales totaled $67.6 million during the first three months of 1998, a $7.6 million decline from the same period in 1997. The 10.2% decrease in net sales is primarily the result of a 9.6% decrease in tons sold during the three months ended March 29, 1998 as compared to the three months ended March 30, 1997.

          Net sales of specialty converting papers during the three months ended March 29, 1998 were $29.3 million, a 28% decrease compared to the three months ended March 30, 1997. The decrease is primarily the result of an 18.9% decrease in tons sold in the first quarter of 1998 compared to the first quarter of 1997. The decreased volume is primarily due to the decision by certain customers to integrate backwards their operations, negatively affecting our toweling and cast-coating sales. The Company continues to aggressively pursue replacing the lost toweling and cast-coating tonnage. However, demand for the cast-coating products is particularly weak with no substantial improvement expected in the immediate future. Average price per ton decreased 11.3% from the first quarter of 1997 compared to the first quarter of 1998 due to the lower tons sold from the Company's cast-coating operations whose papers generally command premium pricing.

          Net sales of pulp and miscellaneous products increased to $6.3 million for the three months ended March 29, 1998 as compared to $4.0 million for the three months ended March 30, 1997. Tons of pulp sold is a function of market demand as well as managing, to the Company's best advantage, internal pulp integration. Tons sold in the first three months of 1998 increased 60.6% when compared to the same period of 1997.

OPERATING INCOME (LOSS)
-----------------------

                                                Operating Income (Loss) by Sector
                                                     for the Quarter Ended
                                                ----------------------------------
                                                March 29, 1998     March 30, 1997
                                                ----------------  ----------------
                                                            (Thousands)

Printing and Publishing Papers                   $   (2,093)        $      (4,237)
Food and retail packaging                              (331)                1,459
Converting                                             (483)                4,298
Pulp and Miscellaneous                               (2,881)                 (862)
                                                ----------------  ----------------
                                                 $   (5,788)        $         658
                                                ================  ================


          The Company had an operating loss of $5.8 million for the three months ended March 29, 1998 compared to operating income of $.7 million for the same period in 1997. Lower volumes in the first quarter of 1998 decreased operating income by $7.2 million as compared to the same period in 1997. This was partially offset by a $.4 million improvement in both price and cost variances during the first quarter of 1998 as compared to the first quarter of 1997.

          Operating loss for printing and publishing papers decreased to $2.1 million during the first three months of 1998 compared to an operating loss of $4.2 million for the same period in 1997. The decrease in operating loss resulted primarily from the increase in coated groundwood average price per ton of 24.8% when comparing the first quarter of 1998 to the same period in 1997. This was partially offset by higher costs due to the planned maintenance down at St. Francisville that in the prior year occurred in the second quarter and higher wood costs due to a supply decrease caused by ice storms in the northeast and heavy rains in the south.

          Food and retail packaging operating income decreased $1.8 million to an operating loss of $.3 million for the first three months of 1998 compared to the first three months of 1997. The decrease in operating income is primarily attributable to a 9.6% decline in tons sold for the three months ended March 29, 1998 as compared to the same period in 1997. The decline in volumes was partially offset by favorable cost variances primarily from lower pulp costs, improved mill efficiencies and other cost savings initiatives.

          Operating income for converting papers decreased $4.8 million in the first three months of 1998 as compared to the first three months of 1997. The decrease in operating profit is primarily attributable to the decrease in tons sold and lower average price per ton discussed previously in "Net Sales."

          Selling and administrative expenses decreased $1.7 million for the first quarter of 1998 compared to the same period in 1997. The decrease is primarily the result of an incentive compensation accrual in the first quarter of 1997, which due to operating performance, was not recorded in the first quarter of 1998.

INTEREST EXPENSE
----------------

          Interest expense for the three month period of 1998 and 1997 was $16.1 million and $16.0 million, respectively.

LIQUIDITY AND SOURCES OF CAPITAL
--------------------------------

          In connection with the Spin-Off, the Company obtained $250 million in financing through a public offering of Senior Subordinated Notes and $253 million initial borrowings under a $350 million credit facility from a group of banks (collectively, the "Financing"). The net proceeds from the Financing were paid to James River Corporation of Virginia, now known as Fort James Corporation ("Fort James"), together with $100 million Senior Pay-in-Kind Notes as a return of James River's capital investment.

          Under the bank credit facility the revolving credit available is in the aggregate amount of $150 million with a $75 million sublimit for letters of credit (of which $40.2 million has been used at March 29, 1998) and can be used for general corporate purposes, working capital needs and permitted investments. At March 29, 1998, $72 million of the revolving credit was outstanding and $37.8 million of the aggregate line was available if needed.

          On March 18, 1998, Crown Vantage entered into an agreement with Fort James related to Crown Vantage's 11.45% Senior Pay-in-Kind Notes ("PIK Notes") which are held by Fort James. The agreement provides for the delivery to Crown Vantage and Crown Paper Co. of PIK Notes totaling $25 million and $8 million, respectively, in exchange for the mutual release from a variety of claims that have arisen from prior transactions between Fort James and Crown Vantage. In addition, Crown Vantage was granted an option to purchase the remaining PIK Notes and accrued interest (the notes having a face amount totaling $100 million at March 29, 1998) for a fixed price of $80 million in cash. The option must be exercised by September 30, 1998 and funding of the purchase price must occur on or before October 31, 1998. Pursuant to the agreement, funds would be obtained through an equity offering, asset sales, or a combination thereof. Both the delivery of the $33 million in PIK Notes and funding of the option are subject to consent by the Company's bondholders and bank group. There is no assurance that the Company will be successful in raising the required funding in time to exercise the option.

          Cash flows used by operating activities were $22.0 million for the three months ended March 29, 1998 compared to cash flows provided by operations of $.8 million for the three months ended March 30, 1997. The decrease in operating cash flows is mainly attributable to the $14.2 million loss as compared to a $9.6 million net loss for the first three months of 1998 and 1997, respectively, and fluctuations in working capital and other assets and liabilities. Earnings before interest, taxes, depreciation and amortization (EBITDA) were $15.7 million for the first three months of 1998 as compared to $21.4 million for the comparable period in 1997.

          The Company's business is capital intensive. Pulp and paper mills generally consist of an extensive network of buildings, machinery, and equipment, which require continual upgrades, replacement, modernization and improvement. The Company's capital expenditures for the three months ended March 29, 1998 were $8.2 million compared to $14.0 million in the same period in 1997. 1998 expenditures primarily represented capital maintenance projects. Capital expenditure projects during the first three months of 1997 related to capital maintenance projects and $7.9 million for cash payments on the Company's rebuild of the Number 1 paper machine at the St. Francisville mill. The Company's capital spending plan for the remainder of 1998 is approximately $60 million. These capital expenditures are primarily for capital maintenance projects and are expected to be financed by cash flows from operations and available financing sources.

YEAR 2000
---------

     The Year 2000 issue, common to most business information and other computer systems, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date-sensitive information as the year 2000 approaches and beyond. The Company has modified or replaced most of its key financial systems, is investigating all other systems (including process control systems) and is examining the potential impact to the Company from significant vendors and outside service providers. The Company believes it will be able to modify or replace the remainder of its affected systems in time to minimize any material detrimental effects on results of operations. While it is not possible at present to predict with certainty the cost of this work, based on management's current estimates, the Company believes that such costs will range between $1 million and $2 million during 1998.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131") "Disclosure about Segments of an Enterprise and Related Information." This statement will require segment disclosure based on management's decision-making criteria. SFAS No. 131 also requires disclosures about the products and services provided, the countries in which material assets are held and material revenues are generated, and significant customers. SFAS No. 131 is effective for the Company's 1998 fiscal year end. Management is currently evaluating the impact of SFAS No. 131 on the Company's segment disclosures.

SUBSEQUENT EVENTS
-----------------

     On May 5, 1998, the Company announced that it is exploring the possibility of separating the Company's specialty papers businesses from the Company's St. Francisville, La., pulp and paper mill, including the possible divestiture of the St. Francisville facility in a transaction that would result in a significant reduction of debt including the repurchase of the PIK Notes. If successful, Crown Vantage would include 27 specialty paper machines producing approximately 600,000 tons of paper a year with sales of approximately $600 million in 1997. There is no assurance that the Company will be successful in structuring a transaction of the type described, that the Company will locate a third party or parties willing to engage in such a transaction, that the significant debt reduction including the repurchase of the PIK Note will be realized or that the Company will successfully and in a timely manner conclude any such transaction.

     On May 5, 1998, the Company announced plans to reduce the Company's workforce by 5% by the end of 1998. The Company estimates this cost reduction effort will result in a one-time charge of approximately $2.5 million, which will be taken during the second quarter of 1998.

     The Company's statements regarding the cost reduction effort and the possible separation of the St. Francisville facility are forward looking and subject to various risks and uncertainties that could cause the actual results to be materially different from the Company's current expectations. These forward-looking statements can be identified by use of language such as plans, estimates, anticipates, believes, possible and other similar words or phrases. In addition to the factors discussed above, there are other factors that could cause the actual results to differ materially. These other factors include but are not limited to business conditions and the general economy, competitive factors, maintaining good labor relations, and maintaining good customer relations.

PART II  --  OTHER INFORMATION
-------

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------

The Annual Meeting of Shareholders of Crown Vantage Inc. was held on May 5, 1998. There were 9,677,954 shares of Common Stock entitled to vote at the meeting and a total of 8,828,338 shares were represented at the meeting. The results of voting on the election of directors were as follows:

1. Election of Directors. Seven nominees were elected as continuing directors. There were no broker non-votes.

                                                                                  WITHHOLD
           NOMINEE                                    FOR                         AUTHORITY
George B. James                                     8,687,022                      141,316

Ernest S. Leopold                                   8,689,075                      139,263

Joseph T. Piemont                                   8,682,845                      145,493

E. Lee Showalter                                    8,683,904                      144,434

William D. Walsh                                    8,683,832                      144,506

James S. Watkinson                                  8,685,975                      142,363

Donna L. Weaver                                     8,686,596                      141,742


2. Proposal to amend the Company's 1995 Incentive Stock Plan to increase the number of shares authorized for issuance under the plan from 1,400,000 shares to 1,700,000 shares.

                                                           Broker
For: 7,610,616     Against: 1,044,043    Abstain: 97,400   Non Vote: 76,279
     ---------              ---------             ------             ------

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K
------

(a)  Exhibits
     Ex    3.1    Amendment to the Bylaws of Crown Vantage Inc.
     Ex   10.1    Option and Settlement Agreement between Fort James Corporation and Crown Vantage Inc. relating to the PIK Notes (incorporated by reference and previously filed on Form 8-K dated March 25,
                  1998)
     Ex   10.2    Amendment No. 4 to Credit Agreement (incorporated by
                  reference and previously filed as an exhibit to Crown Vantage
                  Inc.'s Annual Report on Form 10-K for the year ended December
                  28, 1997)
     Ex  10.3     Amendment No. 1 to Form of Agreement (Severance) (a management contract)
     Ex. 11       Statement re: Computation of Per Share Earnings
     Ex. 27       Financial Data Schedule (Electronic Filing Only)

(b)  Reports on Form 8-K --

     Current Report on Form 8-K dated March 25, 1998 reporting the Option and Settlement Agreement (see exhibit 10.1 and "Note 4").

     Current Report on Form 8-K dated May 11, 1998 relating to the Company exploring the possible separation of its specialty papers businesses from the St. Francisville facility (see "Note 9" and "Subsequent Events").

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN VANTAGE INC.
(Registrant)



/s/ R. Neil Stuart                          /s/ Michael J. Hunter
------------------------------              ------------------------------
R. Neil Stuart                               Michael J. Hunter
Senior Vice President,                       Vice President,
Chief Financial Officer                      Chief Accounting Officer
(Duly Authorized Officer)                    (Duly Authorized
                                              Chief Accounting Officer)

May 13, 1998