Form 10-K405
period 1998-12-27
CROWN VANTAGE INC
filed 1999-03-26
CIK 948073

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                        ------------------------------

                                   FORM 10-K

(Mark One)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 27, 1998

                                       or

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

                        Commission file number:  1-13868

                               CROWN VANTAGE INC.
             (Exact name of registrant as specified in its charter)

               Virginia                                  54-1752384
       (State of incorporation)             (I.R.S. Employer Identification No.)

 300 Lakeside Drive, Oakland, California                 94612-3592
 (Address of principal executive offices)                (Zip Code)

      Registrant's telephone number, including area code:  (510) 874-3400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  [X]    No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [X] Not Applicable

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 17, 1999 was approximately $24,500,000.

     As of March 17, 1999, 10,356,758 shares of Common Stock of the registrant were outstanding.

     Portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 27, 1998 are incorporated by reference in Parts I, II and
IV. Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled for April 28, 1999 are incorporated by reference in Part III.

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

                                    PART I

Item 1.  Business

General

     Crown Vantage Inc. and subsidiaries (the "Company" or "Crown Vantage") is a major producer of value-added paper products for many different end-uses. The Company operates in two segments: printing and publishing papers and specialty papers. Special interest magazines, books, custom business forms and corporate communications such as annual reports, stationery and promotions use Crown Vantage printing and publishing papers. Specialty papers production supplies both coated and uncoated papers principally for food and retail packaging applications and conversion into such items as coffee filters, cups, plates, disposable medical gowns and file folders.

     During 1998, the Company operated 10 facilities using 30 diverse paper machines with specialized capabilities. On March 25, 1999 the Company announced the intended sale of its pulp and paper mills in New Hampshire. See "Recent Development" in this Item 1.

     The Company believes that its broad manufacturing capabilities enable it to offer a wider range of products and basis weights than most of its North American competitors. The Company focuses its operations on the higher value-added market niches of the sectors in which it competes. Papers produced for such niches generally command higher prices and tend to be less cyclical than commodity grades because they are used for more specialized applications and because there are fewer substitutes for these products.

     The Company has implemented a business strategy that builds on Crown Vantage's unique strengths and technical expertise and that further differentiates it from other paper producers. The Company's objectives are to enhance its position as a leading supplier of value-added paper products to target markets and to continue to pursue cost reductions and manufacturing efficiencies to maximize profitability. The Company's business strategy to accomplish such objectives is to: i) accelerate the introduction of additional value-added papers into the Company's mix; ii) obtain market share with innovative new products; iii) add value through high levels of customer service and product quality; and iv) reduce costs and improve productivity.

     The Company became an independent company when it was spun off from James River Corporation of Virginia ("James River"), now known as Fort James Corporation ("Fort James"), on August 25, 1995. James River distributed all of the outstanding stock of the Company in a tax-free dividend to its shareholders. The dividend provided one share of the Company's stock for every 10 shares of James River stock held. The spin-off included certain assets, liabilities and operations that comprised a substantial part of James River's Communication Papers Business and the paper-based part of its Food and Consumer Packaging Business.

     Crown Paper Co. (a wholly owned subsidiary of Crown Vantage ("Crown Paper")), received $250 million in cash through a public offering of Senior Subordinated Notes and $253 million from initial borrowings under credit facilities with certain banks (collectively, the "Financing"). Substantially all of the net proceeds from the Financing ($485 million) were paid to James River together with $100 million Senior Pay-in-Kind Notes issued by the Company ("PIK Notes") as a return of James River's capital investment. The distribution of the Company's stock, transfer of assets and liabilities, Financing, and return of capital are collectively referred to as the "Spin-Off."

     On September 28, 1998 Crown Vantage and Crown Paper settled with Fort James for the delivery of $25.1 million in PIK Notes to Crown Vantage and $8.1 million in PIK Notes to Crown Paper in exchange for the mutual release from a variety of claims that had arisen between Fort James, Crown Paper and Crown Vantage. This resulted in an extraordinary gain of $19 million that is net of $2.4 million in expenses and $11.8 million in taxes. The settlement amended the terms of the remaining PIK Notes and allows Crown Vantage the right to call the remaining PIK Notes and accrued interest at fair value at any time prior to their maturity. The $8.1 million in PIK Notes held by Crown Paper are eliminated upon consolidation. See "Liquidity and Capital Resources" on page 12 and Note 6 to the Consolidated Financial Statements on page 27 of the Company's 1998 Annual Report to Shareholders for more information concerning the PIK Notes.

RECENT DEVELOPMENT

     On March 25, 1999 the Company announced that it had reached an agreement to sell its pulp and paper mills located in Berlin and Gorham, New Hampshire for approximately $45 million. The net proceeds, after transaction costs and funding of certain other liabilities, will be used to pay down debt. The operations being sold include the pulp mill in Berlin, which produces approximately 300,000 tons of hardwood and softwood pulp annually, and the five paper machines in Gorham. Four of the paper machines manufacture approximately 142,000 tons of printing and publishing papers, while the fifth machine produces approximately 40,000 tons of commercial toweling annually.

     As part of the sales agreement, Crown Vantage and the buyer have entered into a strategic marketing and outsourcing alliance to certain value-added printing and publishing paper grades. Crown Vantage will retain control of the use of branded printing and publishing papers made at Berlin-Gorham facility, which are integral to the Company's strategic printing and publishing papers offering throughout the Crown Vantage system. In addition, Crown Vantage will market, on behalf of the buyer, all other paper grades manufactured at Berlin-Gorham (except toweling) for a period of three years.

     Successful completion of the transactions discussed above is subject to a number of risks and uncertainties including, but not limited to, the ability of the buyer to successfully arrange financing, consent by Crown Vantage lenders, transaction delays, failure to close the contemplated agreements, failure by either party to successfully execute under the strategic marketing and outsourcing alliance, and other factors, including business conditions and the general economy, maintaining good customer and labor relations, and competitive factors.

     Historical information below concerning the Berlin and Gorham mills should be considered in light of, and is qualified by reference to, the intended sale of these mills.

Business Segments and End Use-Markets

Printing and Publishing Papers

     Crown Vantage manufactures and markets both coated groundwood and uncoated freesheet papers for printing and publishing applications. The Company's coated groundwood papers are produced on two modern machines at its facility in St. Francisville, Louisiana, which uses both kraft and groundwood pulp mills to supply all pulp requirements. Groundwood papers are made from a blend of kraft pulp and pulp produced by mechanically grinding wood to extract wood fibers. Wood chips are used in the kraft pulp process (chemical pulp produced by an alkaline cooking process) and are either chipped by the Company or purchased directly. These papers are produced and sold for end-use products such as specialty magazines, catalogs, direct mail, and advertising supplements. The paper is sold to publishers, commercial printers, including the four largest in North America, and to merchant distributors. The strength of the coated groundwood market is largely driven by the health of the retail market and is correlated with retailer advertising expenditures. Printing and publishing papers had one significant customer totaling 10.8% of the segment's net sales in 1998.

     Uncoated printing and publishing papers are manufactured at the Company's fully pulp-integrated facilities in Berlin and Gorham, New Hampshire, and at its non-integrated facilities in Adams, Massachusetts; Ypsilanti, Michigan; and Dalmore and Guardbridge, Scotland. Customer end uses include stationary, custom business forms, books and manuals, annual reports and other corporate communications. Demand for uncoated printing and publishing papers is correlated with economic cycles, since these papers are predominantly used in business-related activities and commercial printing.

     This segment includes the Company's market pulp and toweling operations in Berlin-Gorham, New Hampshire as well as the Company's cast-coating operations in Richmond, Virginia. The Richmond facility provides cast-coating capabilities for a premium grade of coated paperboard for packaging and printing applications. The Berlin-Gorham, New Hampshire facility reserves the majority of the pulp it produces for internal consumption but sold approximately 86,000 tons of pulp in 1998.

     See "Recent Development" discussed above for information concerning the announced sale of the Company's pulp and paper mills in New Hampshire.

Specialty Papers

     Crown Vantage manufactures and sells bleached specialty papers for use in food and retail packaging. The Company's coated and uncoated specialty papers supply niche markets and these products are used by customers to produce items such as multi-wall bags for pet foods, food service papers, labels and cereal liners. The Company's specialty packaging business is principally driven by consumer spending trends and generally exhibits less cyclicality to general economic trends compared to producers of papers for other end-use products. The Company's specialty packaging papers operations purchase all of their pulp and therefore operating results are more susceptible to pulp price fluctuations. Operating results benefit during periods of decreasing pulp prices from lower raw material costs and suffer during periods of increasing pulp prices. The benefit to operating results from the decline in pulp prices during 1998 has been offset by declines in the average price per ton for the Company's specialty packaging products. The decline in average price per ton during 1998 is primarily due to the continuing economic crisis in Asia and its indirect affect on the Company's specialty packaging papers as European producers are redirecting their output to North American markets and as large integrated mills in North America are entering otherwise non-traditional markets, thereby disrupting supply/demand balance and pricing for the Company's specialty packaging papers. The Company's specialty papers are produced at non-integrated facilities in Port Huron and Parchment, Michigan, and Milford, New Jersey.

     Crown Vantage also manufactures specialty converting papers at its fully integrated facility in St. Francisville, Louisiana. The Company imparts customer-specific technical requirements to these value-added papers for conversion by its customers into end-uses such as paper cups and plates, coffee filters, file folders and bacon board.

     Financial information of the Company's segments is incorporated herein by reference from Note 15 to the Consolidated Financial Statements included in the Company's 1998 Annual Report to Shareholders.

Supply Requirements

Fiber. Wood fiber represents the largest single raw material cost for the Company's two pulp-integrated facilities. In 1998, the Company's pulp mills required approximately 2,387,000 green tons of wood, of which 1,219,000 green tons were required at St. Francisville and 1,168,000 green tons were required at Berlin-Gorham.

     Approximately 20% of St. Francisville's wood requirements are met through purchases of roundwood to supply the groundwood pulp mill. The remaining wood supply requirements are met through purchases of a combination of wood chips and roundwood that supply St. Francisville's kraft pulp mill. Approximately 40% of St. Francisville's total fiber supply comes from a long-term supply arrangement that expires in 2016. The remaining fiber supply is met through a combination of purchases from private landowners, forest product companies and other suppliers.

     Berlin-Gorham purchases substantially all of its fiber supply from area lumber mills under long-term supply agreements. Nearly all hardwood is chipped on site while softwood is either chipped on site or chips are purchased from area suppliers.

Pulp. For the Company's non-integrated facilities pulp represents the largest single material cost. In 1998, the Company purchased approximately 285,000 tons of several types of pulp. Purchased pulp is used to supply non-integrated mills, to obtain species not produced by the Company, and to minimize transportation costs.

Competition

     The markets in which the Company sells its papers are highly competitive. The Company competes with certain large major companies as well as small, specialized companies. Competition is primarily based on price, although product quality, distinctive technical characteristics and customer service are often factors that determine a customer's choice of preferred supplier. Breadth of product line, product innovation, distribution and sales support are also important competitive factors, as many customers choose to maintain long-term relationships with suppliers who provide these benefits.

     In the paper industry, companies tend to compete with other companies having paper machines of like capacity and capability. Capacity of paper machines in the industry varies widely and can range from 10 tons per day to more than 1,000 tons per day. The capacity of the Company's machines ranges from 10 tons per day to approximately 400 tons per day. The Company generally focuses its machines and work force on shorter run production of high margin and value-added grades of paper. As a result, the Company believes it is optimizing its varied manufacturing capabilities in order to enhance its competitiveness.

     The "Pulp & Paper 1999 North American Fact Book" indicates that the top ten producers of coated groundwood papers accounted for approximately 89% of North American capacity. Crown Vantage ranked 7th, with coated groundwood capacity market share of approximately 6%. The top 15 producers of uncoated printing and publishing papers accounted for 93.5% of North American capacity. The Company ranked 14th, with uncoated printing and publishing papers capacity market share of approximately 2.1%. The Company was the second largest manufacturer of bleached packaging and specialty papers.

Customers

     No individual customer exceeded 10% of the Company's consolidated 1998 net sales. Sales to the Company's five largest customers in 1998 were approximately 24.1% of consolidated net sales. The Company's loss of any single customer would not have a material adverse effect on the financial condition of the Company.

Employees

     At the end of 1998, the Company had approximately 3,550 employees of whom approximately one-quarter were salaried and three-quarters were hourly employees. All U.S. hourly employees are represented under various union collective bargaining contracts. In the U.S., most hourly workers are members of the United Paperworkers International Union. Collective bargaining agreements covering the Parchment, Mich., Adams, Mass., and Richmond, Va. mills, which cover approximately 17.7% of the Company's hourly employees, expire before January 1, 2000. In the United Kingdom, most hourly personnel are covered by an ongoing national agreement that addresses worker conditions and safety, with wage increases negotiated annually. The Company believes that it has a generally positive relationship with its employees. In the last 10 years, the Company has not experienced any strikes or labor-related work stoppages.

Research and Development

     The Company has not expended and does not plan to expend significant efforts on broad-based research and development activities. The Company instead emphasizes development of new and improved products primarily by using existing technology and product development personnel located at its mills.

Environmental Protection Efforts

     Information concerning environmental expenditures, hazardous substance cleanup, environmental legal proceedings and other environmental matters affecting the Company is incorporated by reference from text under the caption "Other Matters" on page 14 of the Company's 1998 Annual Report to Shareholders and Note 9 to the Consolidated Financial Statements also found in the Company's 1998 Annual Report to Shareholders.

Capital Expenditures

     Information concerning the Company's capital expenditures is incorporated by reference from text under the caption "Investing Activities" on page 13 of the Company's 1998 Annual Report to Shareholders.

Trademarks and Patents

     The Company owns or has the right to use certain marks, which are registered trademarks of the Company or are otherwise subject to protection under applicable intellectual property laws. Some of its marks have been registered in such foreign jurisdictions as the U.K., Germany and the Benelux countries. Such registrations may be kept in force in perpetuity through continued use of the marks and timely renewal. The Company considers these marks and the accompanying goodwill and customer recognition valuable and material to its business. The Company has a number of patents that collectively it believes are beneficial to the Company; however, the Company believes that expiration of any patent would not have a material adverse effect on the Company.

International Sales

     In 1998, net sales by the Company's foreign subsidiaries totaled $65.5 million, or 7.7% of total net sales. The Company's domestic sales to foreign customers were $48.7 million in 1998, approximately 5.7% of total net sales. The majority of the Company's international sales were to customers in Europe, Canada, Mexico, Australia and South Africa.

Marketing and Distribution

     The Company's products are sold either on a direct basis or through merchant distributors to publishers, printers, converters or other end-users. The Company's sales and marketing staff work with merchants and converters, or directly with end-users, to identify paper customization and service opportunities that can help the Company differentiate itself from competitors and make the Company a preferred source of supply. A strong integration between manufacturing, product development and sales helps the Company respond favorably and quickly to customer inquiries and orders. As a result of this teamwork, the Company's sales staff has the ability and authority to respond to many non-standard customer requests immediately.

     The Company's finished products are generally marketed on a delivered price basis and shipped by common carrier. Crown Vantage believes that timely and economical delivery of finished products is a critical element of a customer's selection of preferred suppliers and is a significant factor in the Company's ability to compete. The Company typically ships by rail, truck or intermodal service, using the most economical mode that meets service specifications. In many cases, Crown Vantage has contracted with key carriers for guaranteed space, which benefits the Company's cost structure and its customers through more dependable delivery. The mills seek to control warehouse costs by limiting finished goods inventory to generally between 2 and 14 days. The Company also uses a few strategically located third party warehouses in different regions throughout the U.S. to maintain certain grades of paper to meet customer expectations of timely delivery. These warehouses typically ship products by guaranteed pool trucks to stocking merchants, printers and other customers throughout the U.S.

Cyclical Nature of the Paper Industry

     Paper product markets, including those in which the Company competes, are highly cyclical. This is characterized by periods of supply and demand imbalance and sensitivity to changes in industry capacity. Demand for paper products is influenced to a significant degree by the overall level of domestic and international economic activity that is beyond the Company's control. A number of structural factors also accentuate the cyclicality of the paper industry, including the substantial capital investment and high fixed costs required to manufacture paper products; the significant exit costs associated with capacity reductions; and, at times, intensified competition resulting from overseas market conditions. Because of the high fixed costs associated with paper production, paper manufacturers need to maintain high levels of capacity utilization (operating rates) to cover fixed costs. Therefore, relatively small changes in operating rates due to changes in domestic demand, capacity, and levels of imports may significantly affect prices. The American Forest and Paper Association stated in its December 1998 annual capacity survey that no new printing and writing paper machines are anticipated in the U.S. over the next three years. Pulp markets experience much the same cyclicality as do paper markets. Operating results at the Company's non-integrated facilities are influenced by pulp price fluctuations -- benefiting during periods of decreasing pulp prices and suffering during periods of pulp price increases.

Leverage Resulting from the Spin-Off

     The Spin-Off left the Company with significant debt service requirements. The degree to which the Company is leveraged could impact its ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes.

Item 2. Properties

The Company owns and operates three pulp mills, seven paper mills and one cast-coating facility in the United States and two paper mills in Scotland. The following table summarizes the location, 1998 volumes and pertinent production characteristics of each facility. The Company's bank credit facility is collateralized by substantially all of the Company's assets, including the facilities listed below.



                                          Printing and Publishing Papers                             Specialty Papers
                     ------------------------------------------------------------------------------  ----------------------------
                     Coated                          Uncoated
                     Groundwood                      Freesheet                Other
Facilities:          St. Francisville, LA            Gorham, NH               Richmond, VA           St. Francisville, LA
                                                     Guardbridge,             Berlin, NH             Port Huron, MI
                                                     Scotland                 Gorham, NH             Parchment, MI
                                                     Dalmore, Scotland                               Milford, NJ
                                                     Adams, MA
                                                     Ypsilanti, MI

1998 Sales
Volumes:             289,000 tons                    241,000 tons             117,000 tons           322,000 tons

Primary              No. 4, No. 5 medium to          Text, cover and          Cast-coated, pulp,     Coffee filters, cup
Production:          heavy weight grades for         writing grades,          and toweling           and plate stock,
                     magazines and catalogs          security papers,                                grease resistant
                                                     custom forms papers                             paper, labels,
                                                     and specialty                                   multi-wall bags,
                                                     applications                                    coated and uncoated
                                                                                                     other packaging and
                                                                                                     specialty applications

Special              Coating, calendering            Calendering,             cast-coating,          Calendering, creped
Production                                           watermarks, sheeting,    sheeting               products, coating,
Capabilities:                                        embossing                                       waxing and chemical
                                                                                                     treatment

Paper Machines        2 paper machines with          12 paper machines,       1 paper machine, 4     15 paper machines, 3
and Related           on-machine coating, 4          assorted sheeters,       cast-coating machines, with on-machine
Equipment:            off-machine super-calenders    rewinders and embossers  4 sheeters             coating and hot/soft
                                                                                                     calendering, 3 with
                                                                                                     on-machine waxers, 3
                                                                                                     off-machine coaters, 6
                                                                                                     off-machine waxers

Item 3.  Legal Proceedings

In 1994, the Company filed a suit against the City of Berlin, New Hampshire relating to an approximately $107 million increase from 1992 to 1994 of the City's assessed value of the Berlin portion of the Berlin-Gorham facility. The increased assessed value resulted in an annual increase in property taxes of approximately $2.5 million. The Company sought abatement of the tax increase on the grounds that the City's valuations were excessive, and that New Hampshire law exempted certain income producing equipment, such as the chemical recovery unit, from property taxation. In April 1996, the trial court affirmed most of the City's positions, and the Company appealed that decision to the New Hampshire Supreme Court. On December 31, 1997, the Supreme Court released an opinion which, in part, resulted in a remand of various issues back to the trial court. On February 1, 1999, the Company finalized an agreement with the City, which permanently settles the issues of taxability of factory machinery and for the next three years significantly reduces the assessed value from recent valuations of the Company's Berlin pulp mill. Over the three years the City of Berlin's property taxes are expected to average $3 million annually at the current assessed rate, which is some $2 million per year less than has been billed over the past five years. The Company expects to reverse a property tax accrual of approximately $9 million in the first quarter of 1999.

The Company has been identified as a potentially responsible party ("PRP"), along with others, under the Comprehensive Environmental Response, Compensation and Liability Act or similar federal and state laws regarding the past disposal of wastes at 19 sites in the United States. The Company has previously settled its remediation obligations at 12 of those sites. At 6 other sites, the Company is one of many potentially responsible parties and its alleged contribution to the site and remediation obligation is not considered significant. At one other site, remedial investigation is underway and a loss estimate for the potential remediation effort is not yet possible. However, the Company's accrual for the remediation investigation effort was $.4 million at December 27, 1998 and $.6 million at December 28, 1997. The liabilities can change substantially due to such factors as the solvency of other potentially responsible parties, the Company's share of responsibility, additional information on the nature or extent of contamination, methods and associated costs of remediation required, and other actions by governmental agencies or private parties. While it is not feasible to predict the outcome of all environmental liabilities, based on its most recent review, management estimates the Company's share of the costs of investigation and remediation of the known sites will not have a material adverse effect upon the consolidated financial condition of the Company. Due to uncertainties associated with remediation activities, regulations, technologies, and the allocation of costs among various other parties, actual costs to be incurred at identified sites may vary from estimates. Therefore, management is unable to determine if the ultimate disposition of all known environmental liabilities will have a material adverse effect on the Company's consolidated results of operations in a given year. As with most manufacturing and many other entities, there can be no assurance that the Company will not be named as a PRP or incur liabilities through other means at additional sites in the future or that the costs associated with such additional sites would not be material.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Executive Officers of Crown Vantage Inc.:

Name                     Age                        Position
-----------------------  ---  -----------------------------------------------------
Robert A. Olah            49  Chief Executive Officer, President, Director
R. Neil Stuart            44  Executive Vice President, Chief Financial Officer
Katie Cutler              54  Senior Vice President, Corporate Communications
Edward A. Fusakio         57  Senior Vice President, Specialty Papers
Antoinette S. Gabriel     54  Senior Vice President, Chief Administrative Officer
C. Neil Henderson         60  Senior Vice President, Printing and Publishing Papers
Michael J. Hunter         38  Senior Vice President, Chief Accounting Officer
Christopher M. McLain     55  Senior Vice President and General Counsel, Secretary

Robert A. Olah has been Chief Executive Officer, President and Director since September 1998. Previously he served as President and Chief Operating Officer since December 9, 1997. Previous thereto served as Senior Vice President, Specialty Papers since 1996 and as Senior Vice President, Packaging Papers Group since creation of the Company in 1995. Previously served as Vice President, General Manager, James River Corporation Packaging Papers Division.

R. Neil Stuart has been Executive Vice President, Chief Financial Officer since September 1998. Previously thereto served as Senior Vice President, Chief Financial Officer since May 1996 and Managing Director at the Toronto-Dominion Bank, New York.

Katie Cutler has been Senior Vice President, Corporate Communications since creation of the Company in 1995. Previously served as Vice President, External Affairs, James River Corporation Communication Papers Business.

Edward A. Fusakio has been Senior Vice President, Specialty Papers since joining the Company in September 1998. Previously served as Manager of Aseptic Packaging and Technology and Manager of Technology and Product Liquid Packaging Division, International Paper Corporation.

Antoinette S. Gabriel has been Senior Vice President, Chief Administrative Officer since creation of the Company in 1995. Previously served as Vice President, Planning and Administration, James River Corporation Communication Papers Business.

C. Neil Henderson has been Senior Vice President, Printing and Publishing Papers since September 1998 and previous thereto served as Uncoated Printing and Publishing Papers since 1996 and Senior Vice President, Curtis Fine Papers Group since creation of the Company in 1995. Previously served as Chief Executive of James River Fine Papers Group and Chief Executive of James River Fine Papers, Ltd.

Michael J. Hunter has been Senior Vice President, Chief Accounting Officer since February 1999. Previously served as Vice President, Chief Accounting Officer since January 1997 and Director of Financial Reporting for the Company since December 1995. Prior thereto was Senior Manager at Ernst & Young LLP, San Francisco.

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

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Company had approximately 8,100 shareholders of record of its Common Stock as of March 17, 1999. The Company's Common Stock is traded on the NASDAQ National Market System under the symbol CVAN (see Management Discussion and Analysis "Continued Nasdaq Listing" of the Company's 1998 Annual Report to Shareholders).

Information concerning dividend restrictions and the high and low sales prices of the Company's Common Stock is incorporated herein by reference from Note 6 and Note 16, respectively, on pages 27 and 38, respectively, of the Company's 1998 Annual Report to Shareholders.

Item 6.  Selected Financial Data

Selected financial data is incorporated herein by reference from page 7 of the Company's 1998 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference from pages 8 through 17 of the Company's 1998 Annual Report to Shareholders.

Item 7a.  Qualitative and Quantitative Disclosures About Market Risk

Qualitative and Quantitative Disclosures About Market Risk is incorporated herein by reference on page 14 of the Company's 1998 Annual Report to Shareholders.

Item 8.  Financial Statements and Supplementary Data

The Report of Independent Auditors as of and for the years ended December 27, 1998, December 28, 1997 and December 29, 1996, and the consolidated financial statements of Crown Vantage Inc. are incorporated herein by reference from pages 18 through 38 of the Company's 1998 Annual Report to Shareholders. See Item 14 of this report for information concerning financial statements and schedule filed with this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information concerning the Company's Board of Directors and compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the text under the captions "Election of Directors," "Certain Information Concerning the Board of Directors and its Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance" included in the Company's Proxy Statement for the April 28, 1999 Annual Meeting of Shareholders.

Information concerning the Company's Executive Officers appears under the caption "Executive Officers of Crown Vantage Inc." included in Part I of this Form 10-K.

Item 11.  Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the following tables and related text, which are included in the Company's Proxy Statement for the April 28, 1999 Annual Meeting of

Shareholders: Summary Compensation Table, Options/SAR Grants in 1998, Aggregated Option/SAR Exercises in 1998 and Fiscal Year End Option/SAR Values, and Approximate Annual Pension Benefit at Age 65.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information concerning ownership of equity stock of the Company by certain beneficial owners and management is incorporated herein by reference from the text under the caption "Principal Shareholders" and "Common Stock Ownership of Directors and Executive Officers" included in the Company's Proxy Statement for the April 28, 1999 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions with officers and directors is incorporated herein by reference from the text under the caption "Certain Relationships and Related Transactions" included in the Company's Proxy Statement for the April 28, 1999 Annual Meeting of Shareholders.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements. The report of independent auditors as of December 27, 1998, December 28, 1997 and December 29, 1996 and for the years then ended and the following consolidated financial statements of the Company are incorporated herein by reference from the Company's 1998 Annual Report to Shareholders.

                                                                                                                1998 Annual
                                                                                                                Report Page
Report of Independent Auditors...........................................................................            18
Consolidated Statements of Operations- Years Ended December 27, 1998, December 28, 1997
   and December 29, 1996.................................................................................            19
Consolidated Balance Sheets - December 27, 1998 and December 28, 1997....................................            20
Consolidated Statements of Cash Flows - Years Ended December 27, 1998, December 28, 1997
   and December 29, 1996.................................................................................            21
Consolidated Statement of Changes in Equity (Deficit) - Years Ended December 27, 1998,
December 28, 1997 and December 29, 1996..................................................................            22
Notes to Consolidated Financial Statements...............................................................            23

                                                                                                                 Page or
                                                                                                          Exhibit Number
(a)(2)  Financial Statement Schedule.                                                                       In Form 10-K
                                                                                                          --------------
Report of Independent Auditors on Financial Statement Schedule as of and for the
  years ended December 27, 1998, December 28, 1997 and December 29, 1996...............................     Page  19
Schedule I - Condensed Financial Information of Registrant.............................................     Page  20

All schedules other than that indicated above are omitted because of the absence of the conditions under which they are required or because the required information is set forth in the consolidated financial statements and notes thereto.

(a)(3) Exhibits

All exhibits, including those incorporated by reference:

Exhibit
  No.             Description
------            -----------

2.1(1) Form of Contribution Agreement among Crown Paper Co. ("Crown Paper"), Crown Vantage, Inc. ("Crown Vantage"), James River Corporation of Virginia ("JRC") and James River Paper Company, Inc. ("James River Paper")
3.1(1)    Articles of Incorporation of Crown Vantage
3.2(5) Articles of Amendment to the Articles of Incorporation dated May 13, 1996 and July 31, 1996
3.3*      Restated Bylaws of Crown Vantage
3.4(1)    Articles of Designation for Preferred Shares, Series A
4.1(1) Form of Rights Agreement between Crown Vantage and Norwest Bank Minnesota, N.A., as Rights Agent
10.1(1) Form of Tax Sharing Agreement among JRC, James River Paper, Crown Vantage and Crown Paper
10.2(1)   Form of Pulp Purchase Agreement between James River Paper and Crown
          Paper
10.3(1) Form of Environmental Services Agreement between James River Paper and Crown Paper
10.4(1) Form of Pulp Technology Services Agreement between James River Paper and Crown Paper
10.5(1) Form of Cottonwood Pedigreed Plant Material Agreement between James River Paper and Crown Paper
10.6(1) Form of St. Francisville Product Supply Agreement (Consumer Products Business) between James River Paper and Crown Paper
10.7(1) Form of St. Francisville Product Supply Agreement (Packaging Business) between James River Paper and Crown Paper
10.8(1)   Form of Landfill Agreement between James River Paper and Crown Paper
10.9(1)   Form of Allocation Agreement among JRC, James River Paper and Crown
          Paper
10.10(1) Form of Packaging Papers Product Supply Agreement between James River Paper and Crown Paper
10.11(1) Form of St. Francisville Wood Chip Supply Agreement between James River Paper and Crown Paper
10.12(1) Form of St. Francisville Roundwood Supply and Cutting Rights Agreement between James River Paper and Crown Paper
10.13(1) Form of Northeast Roundwood Supply Agreement between James River Paper and Crown Paper
10.14(1) Form of Pension Funding Agreement among Crown Paper, Crown Vantage and James River
10.15(1) Form of Guaranty Support Agreement among Crown Paper, Crown Vantage and James River
10.16(1)  Form of Eureka Trademark Agreement
10.17(1)  Form of Crown Vantage Stock Option Plan for Outside Directors    **
10.18(7)  Crown Vantage Inc. Stock Award Plan for Outside Directors  (as
          amended)   **
10.19(7) Second Amendment to the Crown Vantage Inc. Stock Award Plan for Outside Directors **
10.20(6)  Crown Vantage Inc. 1995 Incentive Stock Plan    **
10.21(1)  Form of Crown Vantage Inc. Stock Plus Employee Stock Ownership
          Plan    **
10.22(4)  Form of Employment Agreement for Ernest S. Leopold dated December 5,
          1995   **
10.23(2)  Form of Nonstatutory Stock Option with Reload Feature Agreement under
          the Registrant's 1995 Omnibus Incentive Stock Plan   **
10.24(2)  Form of Restricted Stock Award Agreement under the Registrant's 1995
          Omnibus Incentive Stock Plan   **
10.25(2)  Form of Nonstatutory Stock Option Agreement under the Registrant's
          1995 Stock Option Plan for Outside Directors   **
10.26(2)  Form of Restricted Stock Award Agreement under the Registrant's 1995
          Stock Award Plan for Outside Directors   **
10.27(4)  Form of Agreement (Severance) dated December 5, 1995   **
10.28(4) Form of Amendment No. 1 to the Crown Vantage Inc. Stock Plus Employee Stock Ownership Plan
10.29(3) Indenture between the Bank of New York, as trustee, and the Company, relating to the Notes
10.30(7) First Supplemental Indenture between the Bank of New York, as trustee, and the Company, relating to the Notes
10.31(3) Bank Credit Agreement among Morgan Guaranty Trust Company of New York, as Agent, the Banks named therein, Crown Paper and Crown Vantage
10.32(7)  Amendment No. 1 to Credit Agreement
10.33(7)  Amendment No. 2 to Credit Agreement
10.34(3) Note Purchase Agreement Between JRC and Crown Vantage, relating to the PIK Notes
10.35(7)  Receivables Purchase Agreement
10.36(7)  Purchase and Sale Agreement (relating to Receivables Purchase
          Agreement)
10.37(7) Loan Agreement between Business Finance Authority of the State of New Hampshire and Crown Paper Co.

10.38(7) Refunding Loan Agreement between Business Finance Authority of the State of New Hampshire and Crown Paper Co.
10.39(9)  Amendment No. 3 to Credit Agreement
10.40(9)  Amendment No. 4 to Credit Agreement
10.41(8) Option and Settlement Agreement Between Fort James Corporation and Crown Vantage, relating to the PIK Notes
10.42(10) Amendment No. 1 to Form of Agreement (Severance) (a management contract) **
10.43(11) Form of Agreement - Deferred Stock Awards for Selected Salaried
          Employees  **
10.44(11) Form of Agreement - Deferred Stock Awards for Senior Officers ** 10.45(11) Description of Temporary Enhanced Severance **
10.46(12) Form of Employment Agreement (amendment No. 2) for Ernest S. Leopold
          dated September 11, 1998   **
10.47(12) Amendment No. 5 to Credit Agreement
10.48*    Amendment No. 6 to Credit Agreement
10.49* Second Supplemental Indenture between the Bank of New York, as trustee, and the Company, relating to the Notes
13.1* Portions of the 1998 Annual Report to Shareholders, which are specifically incorporated by reference herein
21.1(7)   Subsidiaries
23.1* Consent of Ernst & Young LLP to the incorporation by reference of their report dated January 29, 1999 into the Registration Statements on Form S-8, File Nos. 33-96788, 33-96854, 33-96856, 333-09361, 333-
          4420 and 333-52355
27*       Financial Data Schedule
-------------
(1) Previously filed as Exhibits to Crown Vantage Inc. Registration Statement No. 33-95736 on Form S-1 filed with the Securities and Exchange Commission ("SEC") on August 14, 1995 and all amendments thereto, concerning the distribution of Common Stock of Crown Vantage Inc.
(2) Previously filed as Exhibits to Crown Vantage Inc. Form 10-Q for the quarterly period ended September 24, 1995.
(3) Previously filed as exhibits to the Crown Paper Co. Registration Statement No. 33-93494 on Form S-1 filed with the SEC June 15, 1995 and all amendments thereto, concerning the offering of the $250,000,000 aggregate principal amount of Senior Subordinated Notes due 2005 to be issued by Crown Paper Co.
(4) Previously filed as Exhibits to Crown Vantage Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.
(5) Previously filed as Exhibits to Crown Vantage Inc. Registration Statement No. 333-09361 on Form S-8 and to Crown Vantage Inc.'s report on Form 10-Q for the quarter ended June 30, 1996, respectively.
(6) Previously filed as Exhibits to Crown Vantage Inc.'s report on Form 10-Q for the quarter ended September 29, 1996.
(7) Previously filed as Exhibits to Crown Vantage Inc.'s Annual Report on Form 10-K for the year ended December 29, 1996
(8)   Previously filed in Form 8-K dated March 25, 1998.
(9) Previously filed as Exhibits to Crown Vantage Inc.'s Annual Report on Form 10-K for the year ended December 28, 1997
(10) Previously filed as Exhibits to Crown Vantage Inc.'s report on Form 10-Q for the quarter ended March 29, 1998.
(11) Previously filed as Exhibits to Crown Vantage Inc.'s report on Form 10-Q for the quarter ended June 28, 1998.
(12) Previously filed as Exhibits to Crown Vantage Inc.'s report on Form 10-Q for the quarter ended September 28, 1998.
*     Included as an exhibit herein.
**    Indicates management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K. Current Report, previously filed on Form 8-K dated October 5, 1998, item 5, relating to the Company's settlement agreement with Fort James on $33 million in PIK Notes.

Current Report, previously filed on Form 8-K dated January 27, 1999, item 5, relating to the Company's anticipated weak fourth quarter 1998 pulp and paper pricing, fourth quarter 1998 charges and Nasdaq hearing.

                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 1999                               Crown Vantage Inc.
                                                   (Registrant)

/s/ R. Neil  Stuart                                /s/  Michael J. Hunter
---------------------------                        ---------------------------
R. Neil Stuart,                                    Michael J. Hunter
Executive Vice President,                          Senior Vice President,
Chief Financial Officer                            Chief Accounting Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 1999.

Signature                                                              Title
---------                                                              -----

/s/  George B. James                                                   Chairman and Director
-------------------------------------------------------------------
George B. James


/s/  Robert A. Olah                                                    Chief Executive Officer, President and Director
-------------------------------------------------------------------
Robert A. Olah


/s/  Ernest S. Leopold                                                 Director
-------------------------------------------------------------------
Ernest S. Leopold


/s/  Joseph T. Piemont                                                 Director
-------------------------------------------------------------------
Joseph T. Piemont


/s/  E. Lee Showalter                                                  Director
-------------------------------------------------------------------
E. Lee Showalter


/s/  William D. Walsh                                                  Director
-------------------------------------------------------------------
William D. Walsh

/s/  James S. Watkinson                                    Director
-------------------------------------------------------
James S. Watkinson


/s/  Donna L. Weaver                                       Director
-------------------------------------------------------
Donna L. Weaver

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 1999.

Signature                                                  Title
---------                                                  -----


/s/  R. Neil Stuart                                        Chief Financial Officer
-------------------------------------------------------
R. Neil Stuart


/s/  Michael J. Hunter                                     Chief Accounting Officer
-------------------------------------------------------
Michael J. Hunter

                              CROWN VANTAGE INC.



                        FINANCIAL STATEMENT SCHEDULE I


                 CONDENSED FINANCIAL STATEMENTS OF REGISTRANT

Report of Independent Auditors


We have audited the consolidated financial statements of Crown Vantage Inc. and subsidiaries as of December 27, 1998 and December 28, 1997 and for the three years then ended, and have issued our report thereon dated January 29, 1999.
Our report on the consolidated financial statements of Crown Vantage Inc. has been incorporated by reference in this Form 10-K from page 18 of the 1998 Annual Report to Shareholders of Crown Vantage Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this schedule based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                               ERNST & YOUNG LLP

San Francisco, California
January 29, 1999

                               CROWN VANTAGE INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                            Year Ended             Year Ended             Year Ended
(amounts in thousands)                                  December 27, 1998      December 28, 1997      December 29, 1996
----------------------                                  -----------------      -----------------      -----------------
Interest expense
                                                                $ (15,800)              $(14,907)              $(13,381)
                                                        -----------------      -----------------      -----------------
  Loss before income taxes, equity in
  undistributed loss of subsidiaries and
  extraordinary gain                                              (15,800)               (14,907)               (13,381)

Income tax benefit                                                  2,378                  5,218                  5,113

Equity in undistributed loss of subsidiaries
 before extraordinary item                                       (146,073)               (22,531)               (16,536)
                                                        -----------------      -----------------      -----------------

Net loss before extraordinary item                               (159,495)               (32,220)               (24,804)
Extraordinary item, net                                            18,988
                                                        -----------------      -----------------      -----------------
Net loss                                                        $(140,507)              $(32,220)              $(24,804)
                                                        =================      =================      =================

See notes to condensed financial statements.

                              CROWN VANTAGE INC.
                           CONDENSED BALANCE SHEETS



                                                                     December 27, 1998           December 28, 1997
                                                                     -----------------           -----------------
(dollar amounts in thousands)
-----------------------------
ASSETS

Deferred income taxes                                                                                     $  6,327
Investment in subsidiaries                                                                                 110,607
                                                                     -----------------           -----------------
     Total Assets                                                            $     -0-                    $116,934
                                                                     =================           =================

LIABILITIES AND EQUITY

Current Liabilities:
  Accrued liabilities                                                        $   4,284                    $  4,718
                                                                     -----------------           -----------------
     Total current liabilities                                                   4,284                       4,718

Investment in subsidiaries                                                      27,126
Due to Crown Paper Co.                                                          10,698
Long-term debt                                                                  95,992                     113,185
                                                                     -----------------           -----------------
     Total Liabilities                                                         138,100                     117,903
                                                                     -----------------           -----------------

Shareholders' Equity:
  Preferred Stock, no par value;
      Authorized - 500,000 shares;
      Issued and outstanding - None
  Common Stock, no par value;
      Authorized - 50,000,000 shares;
      Issued and outstanding - 9,876,842 and 9,668,313 shares
      at December 27, 1998 and December 28, 1997, respectively                  47,887                      45,831
  Unearned ESOP shares and other                                                  (974)                     (3,971)
  Minimum pension liability                                                     (2,231)                       (330)
  Cumulative foreign currency translation adjustment                             1,562                       1,338
  Retained deficit                                                            (184,344)                    (43,837)
                                                                     -----------------           -----------------
                                                                              (138,100)                       (969)
                                                                     -----------------           -----------------
Total Liabilities and Equity                                                 $     -0-                    $116,934
                                                                     =================           =================

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

Note 2 -- Long-Term Debt

The amount of 11.45% Senior Pay-in-Kind Notes ("PIK Notes") outstanding to Fort James on December 27, 1998 was $106.8 million and $125.3 million on December 28, 1997. The PIK Notes due to Fort James are recorded at a discount of $10.8 million on December 27, 1998 and $12.1 million on December 28, 1997 in order to
reflect a market rate of interest of 13% at the Spin-Off.   Interest on the PIK
Notes is due semi-annually in March and September, and may be paid in cash or in additional PIK Notes until September 2003. Thereafter interest must be paid in cash. As of December 27, 1998, interest due has been paid through the issuance of additional PIK Notes. On September 28, 1998 Crown Vantage and Crown Paper settled with Fort James a variety of claims that had arisen between the companies. The settlement resulted in the return of $25.1 million of PIK Notes to Crown Vantage and the delivery of $8.1 million of PIK Notes to Crown Paper. The settlement resulted in an extraordinary gain to the Parent Company of $19.0 million that is net of $2.4 million in expenses and $11.8 million in taxes. The settlement amended the terms of the remaining PIK Notes and allows Crown Vantage the right to call the remaining PIK Notes and accrued interest at fair value at any time prior to their maturity. In the event of a Change of Control (as defined in the underlying agreement) the holders of the PIK Notes have the right to require the Company to purchase the PIK Notes in cash at 101%.

Note 3 -- Cash Flow Information

On May 2, 1997, 500,000 shares of Common Stock were sold to the ESOP for $3 million. Prior to the sale, Crown Paper borrowed the $3 million under its Bank Credit Facility and lent that sum to the ESOP. Upon receipt of the funds from the ESOP, the Parent contributed the $3 million to Crown Paper, which used the funds to reduce borrowings on its Bank Credit Facility. The purchase price was at the average of the high and low prices for the previous 10 days trading period. The loan was completely repaid in 1998 and bore interest of 11%.

As part of the PIK Note settlement discussed above, Crown Paper Co. paid $2.4 million for Crown Vantage's share of the expenses. This payment is included in the due to Crown Paper balance for the year presented on the Balance Sheet. Other than the cash flows described above, there were no other cash flows of the Parent.

Note 4 -- Dividends

During 1998, 1997, and 1996, Crown Paper Co. neither paid nor declared dividends to the Parent.

Note 5 -- Due to Crown Paper Co.

Included in "Due to Crown Paper" is the $8.1 million in 11.45% PIK Notes
transferred to Crown Paper as part of the settlement with Fort James.   Also
included are $2.4 million of expenses paid by Crown Paper in behalf of Crown Vantage, primarily for consent and investment banking fees associated with the settlement with Fort James and accrued interest of $.2 million on the PIK Notes due to Crown Paper.