Form 10-Q
period 1999-03-28
CROWN VANTAGE INC
filed 1999-05-12
CIK 948073

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended: March 28, 1999  Commission File Number: 1-13868


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

                                              Yes         X          No_________
                                                  -----------------

Number of shares of no par value common stock outstanding as of the close of business on May 5, 1999:

                               10,588,376 Shares
                  ------------------------------------------

                                     INDEX
                              CROWN VANTAGE INC.



PART I:   Financial Information

          Item 1.   Financial Statements

                    . Condensed Consolidated Balance Sheets - March 28, 1999 and December 27, 1998.

                    . Condensed Consolidated Statements of Operations - First quarter ended March 28, 1999 and March 29, 1998.

                    . Condensed Consolidated Statements of Cash Flows - Three months ended March 28, 1999 and March 29, 1998.

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
------

                              CROWN VANTAGE INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (in thousands of dollars)

ASSETS                                                  March 28, 1999      December 27, 1998
                                                        --------------      -----------------
                                                          (Unaudited)
Current Assets:                                           -----------
  Cash and cash equivalents                                  $  11,230          $   9,806
  Accounts receivable, net                                      41,442             41,022
  Inventories                                                   72,775            102,397
  Prepaid expenses and other current assets                      2,947              3,481
  Assets held for sale                                          45,000
  Deferred income taxes                                         12,142             15,067
                                                           -----------        -----------
       Total current assets                                    185,536            171,773
Property, plant and equipment, net                             378,664            434,075
Other assets                                                    41,452             43,839
Unamortized debt issue costs                                    11,250             11,808
Intangibles, net                                                27,586             27,852
                                                           -----------        -----------
      Total Assets                                           $ 644,488          $ 689,347
                                                           ===========        ===========
LIABILITIES AND DEFICIT
Current Liabilities:
  Accounts payable                                           $  42,397          $  40,916
  Accrued liabilities                                           54,123             75,268
  Current portion of long-term debt                              1,000              1,000
                                                           -----------        -----------
     Total current liabilities                                  97,520            117,184
Long-term debt                                                 585,423            555,241
Accrued postretirement benefits other than pensions             85,084            100,736
Other long-term liabilities                                     31,530             37,880
Deferred income taxes                                           13,806             16,406
                                                           -----------        -----------
     Total Liabilities                                         813,363            827,447
                                                           -----------        -----------
Shareholders' Equity (Deficit):
  Preferred Stock, no par value;
     Authorized - 500,000 shares;
     Issued and outstanding - None
  Common Stock, no par value;
     Authorized - 50,000,000 shares;
     Issued and outstanding 10,357,932 and
     9,876,842 shares at March 28, 1999
     and December 27, 1998, respectively                        48,695             47,887
  Unearned ESOP shares and other                                  (930)              (974)
  Other comprehensive Income (Loss):
  Minimum Pension Liability                                     (2,231)            (2,231)
  Cumulative foreign currency translation adjustment               297              1,562
  Retained deficit                                            (214,706)          (184,344)
                                                           -----------        -----------
                                                              (168,875)          (138,100)
                                                           -----------        -----------
Total Liabilities and Deficit                                $ 644,488          $ 689,347
                                                           ===========        ===========

See notes to condensed consolidated financial statements

                              CROWN VANTAGE INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the First Quarter (13 weeks)
                    Ended March 28, 1999 and March 29, 1998
                  (in thousands of dollars, except per share)

                                                                         First Quarter
                                                            -------------------------------------
                                                               1999                        1998
                                                            ---------                   ---------
                                                                       (Unaudited)
Net sales                                                      $201,165                  $221,806
Cost of goods sold                                              193,043                   212,808
                                                               --------                  --------
Gross margin                                                      8,122                     8,998
Selling and administrative expenses                             (15,424)                  (14,786)
Property tax accrual reversal                                     8,957
Adjustment of assets held for sale to net realizable value      (16,175)
                                                               --------                  --------
     Operating Loss                                             (14,520)                   (5,788)
Interest expense                                                (15,552)                  (16,126)
Other income, net                                                   142                        47
                                                               --------                  --------
     Loss before income taxes                                   (29,930)                  (21,867)
Provision (benefit) for income taxes                                432                    (7,653)
                                                               --------                  --------
        NET LOSS                                                (30,362)                  (14,214)
                                                               =========                 ========

Basic loss per share                                           $  (2.93)                 $  (1.55)
                                                               ========                  ========

See notes to condensed consolidated financial statements.

                               CROWN VANTAGE INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Three Months (13 weeks)
                    Ended March 28, 1999 and March 29, 1998
                           (in thousands of dollars)

                                                                             Three Months
                                                                     -----------------------------
                                                                         1999             1998
                                                                     ----------        -----------
                                                                             (Unaudited)
Cash Provided by (Used for) Operating Activities:
     Net loss                                                          $(30,362)         $(14,214)
     Items not affecting cash:
         Depreciation and cost of timber harvested                       16,236            21,202
         Amortization of goodwill and other intangibles                     281               281
         Interest on Pay-in-Kind Notes and other non-cash interest        3,692             4,521
         Other, net                                                         852             1,045
         Property tax accrual reversal                                   (8,957)
         Adjustment of assets held for sale to net realizable value      16,175
     Changes in current assets and liabilities:
         Accounts receivable                                               (420)           (4,863)
         Inventories                                                        703               311
         Other current assets                                               440             1,291
         Accounts payable                                                 1,481           (11,972)
         Other current liabilities                                      (12,596)           (9,718)
     Other, net                                                          (3,304)           (9,902)
                                                                     ----------        -----------
         Cash Used for Operating Activities                             (15,779)          (22,018)
                                                                     ----------        -----------

Cash Provided by (Used for) Investing Activities:
     Expenditures for property, plant and equipment                      (7,341)           (8,208)
     Other, net                                                             794               (70)
                                                                     ----------        -----------
         Cash Used for Investing Activities                              (6,547)           (8,278)
                                                                     ----------        -----------

Cash Provided by (Used for) Financing Activities:
     Proceeds from draw down of Revolving Credit                         60,000            42,000
     Repayments of Revolving Credit                                     (36,000)          (15,000)
     Repayments of Term Loans and other long-term debt                     (250)             (250)
                                                                     ----------        -----------
         Cash Provided by Financing Activities                           23,750            26,750
                                                                     ----------        -----------

Increase (decrease) in cash and cash equivalents                          1,424            (3,546)
Cash and cash equivalents at beginning of year                            9,806            11,415
                                                                     ----------        -----------
Cash and cash equivalents at end of period                             $ 11,230          $  7,869
                                                                     ==========        ===========

See notes to condensed consolidated financial statements.

                              CROWN VANTAGE INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE 1  --  ORGANIZATION AND BASIS OF PRESENTATION
------

         The accompanying unaudited condensed consolidated financial statements include the consolidated operations, assets and liabilities of Crown Vantage Inc. (the "Company" or the "Parent"), Crown Paper Co., and Crown Paper Co.'s consolidated subsidiaries.

         The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The condensed consolidated balance sheet as of December 27, 1998 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 28, 1999 are not necessarily indicative of the results that may be expected for the year ended December 26, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Crown Vantage Inc.'s Annual Report to Shareholders and Form 10-K for the year ended December 27, 1998.


NOTE 2 --BASIC LOSS PER SHARE
------

         The computations of basic loss per share for the quarters ended March 28, 1999 and March 29, 1998 are based on the weighted average number of shares of common stock outstanding during the periods (10,351,000 and 9,185,000 for the three months ended March 28, 1999 and March 29, 1998, respectively. The number of shares considered outstanding does not include 222,000 shares held by the Employee Stock Ownership Plan Trust at March 29, 1998.

NOTE 3  --  INCOME TAX
------

         The income tax benefit for the three months ended March 29, 1998 was provided based on the Company's estimated annual tax rate of 35.0%. The tax provision for March 28, 1999 is for certain non-income based state taxes and foreign taxes. The Company recorded an $11.5 million valuation allowance against the deferred tax assets reducing the tax benefit of the 1999 net operating loss to $0.

NOTE 4  --  LONG TERM DEBT
------

Consolidated long-term debt consists of the following:

                                                          March 28         December 27
                                                            1999               1998
                                                          ---------        -----------
                                                            (in thousands of dollars)
CROWN PAPER CO.
  Credit Facility:
     Revolving credit, due 2002                              $ 99,000         $ 75,000
     Term Loan B, due 2003                                     95,925           96,175
                                                          -----------       ----------
                                                              194,925          171,175
  11% Senior Subordinated Notes, due 2005                     250,000          250,000
  Industrial Revenue Bonds, payable to 2026                    39,081           39,074
                                                          -----------       ----------
                                                              484,006          460,249

CROWN VANTAGE INC.
  11.45% Senior Pay-in-Kind Notes, due 2007
     less unamortized discount                                102,417           95,992
                                                          -----------       ----------
                                                              586,423          556,241
  Less current portion                                          1,000            1,000
                                                          -----------       ----------
                                                             $585,423         $555,241
                                                          ===========       ==========

     Maturities of long-term debt, excluding the revolving credit, for the next five fiscal year-ends are: 1999 - $1.0 million; 2000 - $1.3 million; 2001 - $.8 million; 2002 - $47.0 million and 2003 - $46.1 million.

NOTE 5  --  INVENTORIES
------                                                     March 28, 1999     December 27, 1998
                                                          ----------------    -----------------
                                                                 (in thousands of dollars)
Raw materials                                                       $20,187           $ 24,716
Work in process                                                       5,102              6,757
Finished goods                                                       34,537             46,469
Stores and supplies                                                  21,717             34,142
                                                                 -----------         ----------
                                                                     81,543            112,084
Reduction to state inventories at last-in, first-out cost            (8,768)            (9,687)
                                                                 -----------         ----------
                                                                    $72,775           $102,397
                                                                 ===========         ==========

NOTE 6  --  LITIGATION AND ENVIRONMENTAL MATTERS
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

   The Company has accrued $12.2 million at March 28, 1999 and December 27,
1998 primarily for estimated landfill site restoration, post-closure and monitoring costs. The $12.2 million liability includes $2.7 million and $2.4 million at March 28, 1999 and December 27, 1998, respectively, which represents estimated liabilities at Berlin-Gorham that are included in the net assets held for sale (see Note 10). In addition, the Company has been identified as a potentially responsible party ("PRP"), along with others, under the Comprehensive Environmental Response, Compensation and Liability Act or similar federal and state laws regarding the past disposal of wastes at 19 sites in the United States. The Company has previously settled its remediation obligations at 12 of those sites. At 6 other sites, the Company is one of many potentially responsible parties and its alleged contribution to the site and remediation obligation is not considered significant. At one other site, remedial investigation is underway and a loss estimate for the potential remediation effort costs is not yet possible. However, the Company's accrual for the remediation investigation effort was $.4 million at March 28, 1999 and December 27, 1998. The liabilities can change substantially due to such factors as the solvency of other potentially responsible parties, the Company's share of responsibility, additional information on the nature or extent of contamination, methods and associated costs of remediation required, and other actions by governmental agencies or private parties. While it is not feasible to predict the outcome of all environmental liabilities, based on its most recent review, management estimates the Company's share of the costs of investigation and remediation of the known sites will not have a material adverse effect upon the consolidated financial condition of the Company.

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

   The Environmental Protection Agency signed final rules affecting pulp and paper industry discharges of wastewater and gaseous emissions ("Cluster Rules") which became effective on April 15, 1998. These Cluster Rules require changes in the pulping, bleaching and/or wastewater treatment processes presently used in some U.S. pulp and paper mills, including some of the Company's mills. Based on management's understanding of the rules, the Company estimates that approximately $40 million of capital expenditures (including approximately $12.9 million at Berlin-Gorham) may be required to comply with the rules with compliance dates beginning in 1999 and extending over the next two to five years. The Company's 1999 environmental capital spending includes $1.3 million and the Company has spent since inception to date $4.9 million for compliance with the Cluster Rules. There are risks and uncertainties associated with the Company's estimate that could cause total capital expenditures and timing of such expenditures to be materially different from current estimates, including changes in technology, interpretation of the rules by government agencies that is substantially different from the Company's interpretation, or other items.

NOTE 7 -- ASSET IMPAIRMENT ANALYSIS
------

   The Company assesses the recoverability of its investments in long-lived assets to be held and used in operations whenever events or circumstances indicate that their carrying amounts may be impaired. Such assessment requires that the future cash flows expected to result from use of the assets are estimated and an impairment loss recognized when future cash flows are less than the carrying value of such assets. Estimating future cash flows requires the Company to estimate useful lives of its long-lived assets, future production volumes and costs, future sales volumes, demand for the Company's product mix and prices that reflect the use of its long-lived assets and market conditions. Although the Company believes it has a reasonable basis for its estimates, it is reasonably possible that the Company's estimate of future cash flows could change from current estimates which could result in recognizing, in future periods, impairment losses on its long-lived assets.

NOTE 8 -- COMPREHENSIVE INCOME
------

   Comprehensive income for the Company consists of net income, foreign currency translation adjustments and minimum pension liability adjustments. During the first quarter of 1999 and 1998, the Company's total comprehensive loss was $31.6 million and $13.7 million, respectively.

NOTE 9 -- SETTLEMENT OF BERLIN PROPERTY TAX CASE
------

     On February 1, 1999, the Company finalized an agreement with the City of Berlin, N.H., concerning assessed values and taxability of factory machinery. Over the next three years the agreement significantly reduces the assessed value from recent valuations of the Company's Berlin pulp mill. The Company reversed a property tax accrual, which was accrued at the higher assessed values, of approximately $9 million in the first quarter of 1999, which relates to amounts over accrued for previous tax years.

NOTE 10 -- BERLIN-GORHAM SALE
-------

     In March 1999, Crown Vantage reached an agreement with American Tissue Company ("ATC") for the sale of the Berlin-Gorham pulp and paper mills ("Berlin-Gorham"). Management expects to consummate the sale during the second quarter of 1999. In connection with Crown Vantage's decision to sell Berlin-Gorham, a charge for $16.2 million was taken in the first quarter of 1999 and consisted of the following elements:


(amounts in millions)
Fixed asset write-down                                   $16.5
Transaction costs                                          2.5
Loss on curtailment of pension plans                       3.4
Gain on curtailment/settlement of other benefit plans     (6.2)
                                                         ------
   Total Charge                                          $16.2
                                                         ======

     Berlin-Gorham had an operating loss for the first quarter of 1999 of $9.7 million and an operating loss for the first quarter of 1998 of $8.0 million.
The operating loss in the first quarter of 1999 included the reversal of a property tax accrual of $9.0 million and the $16.2 million charge detailed above. The net asset held for sale of $45 million consists of the estimated net realizable value of the assets sold to ATC and estimated liabilities being assumed by ATC.

NOTE 11-- SEGMENT INFORMATION
-------

     The Company is organized around two segments based primarily on similarities in products, the manufacturing process and customers.

                                                                        First Quarter
------------------------------------------------------------------------------------------------
(amounts in millions)                                            1999                1998
------------------------------------------------------------------------------------------------
Operating income (loss):
   Printing & Publishing Papers                                   $   (10.5)         $  (6.0)
   Specialty Papers                                                    (4.0)              .2
------------------------------------------------------------------------------------------------
   Total                                                          $   (14.5)         $  (5.8)
------------------------------------------------------------------------------------------------
EBITDA:
   Printing & Publishing Papers                                   $     8.1          $  10.4
   Specialty Papers                                                     1.3              5.3
------------------------------------------------------------------------------------------------
   Total                                                          $     9.4          $  15.7
------------------------------------------------------------------------------------------------
Net sales:
   Printing & Publishing Papers                                   $   119.3          $ 131.7
   Specialty Papers                                                    81.9             90.1
------------------------------------------------------------------------------------------------
   Total                                                          $   201.2          $ 221.8
------------------------------------------------------------------------------------------------

     First quarter 1999 operating results for Printing and Publishing Papers include a $16.2 million charge for the adjustment of Berlin-Gorham to its net realizable value (Note 10) and a $9.0 million property tax accrual reversal (Note 9). EBITDA represents income (loss) before income taxes, interest expense and depreciation and amortization. First quarter 1999 EBITDA for Printing and Publishing Papers excludes the effect of the $16.2 million charge and $9 million property tax accrual reversal. Total assets for Printing and Publishing Papers decreased by approximately $34 million during the first quarter of 1999 compared to December 27, 1998. The decrease in total assets of Printing and Publishing Papers is primarily due to the $16.2 million charge discussed above, depreciation expense exceeding capital spending and the reclassification of certain liabilities to net assets held for sale. Specialty Papers' total assets increased by approximately $7 million during the first quarter of 1999 primarily due to changes in working capital.

ITEM 2  --  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
------
FINANCIAL CONDITION

     Crown Vantage Inc. and subsidiaries (the "Company" or "Crown Vantage") is a major producer and marketer of value-added paper products for a diverse array of end-uses. The Company operates in two segments: printing and publishing papers and specialty papers. Printing and publishing papers are primarily for applications such as special interest magazines, catalogs, books, custom business forms, corporate communications and promotions (e.g. annual reports and stationery) and other graphics applications. Specialty papers are principally for food and retail packaging applications and conversion into such items as coffee filters, labels, cups and plates.

     The Company operates 10 facilities using 31 paper machines, and its paper production is approximately 75% integrated with the Company's pulp operations. The Company's two largest facilities are integrated operations located in St. Francisville, La., and Berlin and Gorham, N.H. St. Francisville produces coated groundwood papers for magazines and catalogs and uncoated specialty converting papers. Berlin-Gorham primarily produces uncoated printing and publishing papers as well as market pulp. During the first quarter of 1999, the Company announced the intended sale of its Berlin-Gorham pulp and paper mills ("Berlin-Gorham") to American Tissue Holdings Inc. ("ATC") for $45 million. As a result of this announced sale, which is expected to be completed during the second quarter of 1999, the Company recorded a charge for $16.2 million to adjust the Berlin-Gorham net assets to their estimated net realizable value. Net proceeds from the sale of Berlin-Gorham will be used to fund certain related liabilities and pay down debt. The Company also produces uncoated printing and publishing papers at its non-integrated facilities in Adams, Mass.; Ypsilanti, Mich., and Dalmore and Guardbridge, Scotland. The Company's specialty papers are produced primarily at non-integrated specialty packaging papers facilities in Port Huron and Parchment, Mich., and Milford, N.J. and on the two uncoated specialty converting machines at St. Francisville. In addition to its primary paper-making operations, the Company operates a cast-coating facility in Richmond, Va., that produces coated paper and board for graphics and packaging uses.



RESULTS OF OPERATIONS
---------------------

     The Company's net sales for each business segment are as follows:


                                       Net Sales and Tonnage by Segment
                                           for the Three Months Ended
                                       March 28, 1999        March 29, 1998
                                 -----------------------  --------------------

                                    Tons         Sales      Tons      Sales
                                 ----------  -----------  --------  ----------
                                      (thousands)             (thousands)
Printing and Publishing Papers
      Coated groundwood               70,886     $ 50,459    71,293  $ 58,439
      Uncoated                        64,647       54,009    63,413    60,149
      Other                           30,230       14,754    23,868    13,134
Specialty Papers                      82,416       81,943    82,740    90,084
                                  ----------    ---------- --------  --------
                                     248,179     $201,165   241,314  $221,806
                                  ==========    ========== ========  ========

NET SALES

    The Company's net sales declined 9.3% for the three months ended March 28, 1999 compared to the same period in 1998. The decrease is due to a decline in average price per ton of 11.8% from the first quarter of 1999 compared to the first quarter of 1998. The decline in average price per ton was partially offset by a 2.8% increase in tons sold.

    Net sales of coated groundwood paper (which is used principally in the production of magazines and catalogs) for the three-month period ended March 28, 1999 were $50.5 million, a decrease of 13.7% compared to the same period in 1998. Sales volume was virtually the same for the first three months of 1999 compared to the same period in 1998, while average net sales price per ton decreased 13.2% from the first quarter of 1998 to the first quarter of 1999.

    Net sales of uncoated printing and publishing papers in the first quarter of 1999 decreased 10.2% to $54.0 million from the first quarter of 1998. The decrease from first quarter 1999 to first quarter 1998 is primarily due to an average sales price per ton decrease of 11.9% that was partially offset by a 1.9% increase in tons sold.

    Other products reported within printing and publishing papers included the Company's toweling, pulp and cast-coating operations. Net sales of other products increased $1.6 million primarily due to an increase in tons sold of toweling and pulp. This was partially offset by a decrease in average net sales price per ton of approximately 11.4% primarily due to declines in toweling and pulp pricing during the periods compared.

    Specialty papers' net sales totaled $81.9 million during the first three months of 1999, an $8.1 million decline from the same period in 1998. The 9.0.% decrease in net sales is primarily the result of an 8.7% decrease in average net sales price per ton during the three months ended March 28, 1999 compared to the three months ended March 29, 1998.

Operating Income (Loss) for each business segment is as follows:

                                     Operating Income (Loss) by Segment
                                          for the Quarter Ended
                                     ----------------------------------
                                     March 28, 1999      March 29, 1998
                                     ---------------   ----------------
                                                (Thousands)
Printing and Publishing Papers          $<10,488>             $<5,974>
Specialty Papers                          <4,032>                 186
                                       ----------             --------
                                        $<14,520>             $<5,788>
                                       ==========             ========


OPERATING INCOME

          The Company had an operating loss of $14.5 million for the three months ended March 28, 1999 compared to a $5.8 million loss for the same period in 1998. The decline in operating profit is primarily due to a charge of $16.2 million that adjusts Berlin-Gorham's net book value to its estimated net realizable value. This charge was partially offset by a $9 million reversal of a property tax accrual that resulted from the settlement of an ongoing dispute with the City of Berlin. Also impacting operating results was an adverse price variance of $27.0 million in the first quarter of 1999 compared to the first quarter of 1998, discussed above, that was partially offset by favorable cost and volume variances of $26.0 million.

          Operating results for printing and publishing papers decreased to a $10.5 million loss during the first three months of 1999 compared to an operating loss of $6.0 million for the same period in 1998. The decline in operating results is primarily due to the Berlin-Gorham charge of $16.2 million that was partially offset by the $9 million property tax accrual reversal. Operating results during the first quarter of 1999 benefited from a favorable cost variance of $18.2 million and the increase in tons sold discussed above. These were partially offset by an unfavorable price variance of $18.5 million that was discussed above. The reduced costs were primarily due to lower depreciation expense as a result of the 1998 asset impairment charge, reduced compensation due to the 1998 workforce reduction, lower wood and pulp costs and improved operating efficiencies.

          Specialty papers operating results decreased $4.2 million to an operating loss of $4.0 million for the first three months of 1999 compared to an operating profit of $.2 million for the first three months of 1998. The decrease in operating income is primarily attributable to an 8.7% decrease in average net sales price per ton discussed above. The decline in prices was partially offset by favorable cost improvements primarily from lower pulp costs, improved mill efficiencies and other cost saving initiatives.

          Selling and administrative expenses increased $.6 million for the first quarter of 1999 compared to the same period in 1998. The increase is primarily due to an increase in Year 2000 compliance expenditures of $.8 million during the first quarter of 1999 over the first quarter of 1998.

INTEREST EXPENSE
----------------

          Interest expense for the three-month period of 1999 and 1998 was $15.6 million and $16.1 million, respectively. The decrease in interest expense is due to the settlement with Fort James Corporation of certain disputes that resulted in the return of $33 million in Senior Pay-in-Kind Notes in the fourth quarter of 1998.

LIQUIDITY AND SOURCES OF CAPITAL
--------------------------------

          In connection with a spin-off in August of 1995, the Company obtained $250 million in financing through a public offering of Senior Subordinated Notes and $253 million initial borrowings under a $350 million credit facility (collectively, the "Financing"). The net proceeds from the Financing were paid to James River Corporation of Virginia, now known as Fort James Corporation ("Fort James"), together with $100 million Senior Pay-in-Kind Notes as a return of James River's capital investment (the "Spin-Off").

          Under the credit facility, the revolving credit available is in the aggregate amount of $150 million with a $75 million sublimit for letters of credit (of which $38.8 million has been used at March 28, 1999) and can be used for general corporate purposes, working capital needs and permitted investments. At March 28, 1999, $99 million of the revolving credit was outstanding and $12.2 million of the aggregate line was available if needed.

          Cash flows used by operating activities were $15.8 million for the three months ended March 28, 1999 compared to $22.0 million for the three months ended March 29, 1998. The improvement in operating cash flows is mainly attributable to fluctuations in working capital that were partially offset by lower gross margins in 1999 (after adjusting for depreciation). Earnings before interest, taxes, depreciation and amortization (EBITDA), the Berlin-Gorham charge and property tax accrual reversal were $9.4 million for the first three months of 1999 as compared to $15.7 million for the comparable period in 1998.

          The Company's business is capital intensive. Pulp and paper mills generally consist of an extensive network of buildings, machinery, and equipment, which require continual upgrades, replacement, modernization and improvement. The Company's capital expenditures for the three months ended March 28, 1999 were $7.3 million compared to $8.2 million in the same period in 1998. 1999 and 1998 expenditures primarily represented capital maintenance projects that are substantially focused on projects with the quickest returns on investment. The Company's capital spending plan for 1999 is approximately $40 million, which includes approximately $6 million for Berlin-Gorham. These capital expenditures are primarily for capital maintenance projects and are expected to be financed by cash flows from operations and available financing sources.

SETTLEMENT OF BERLIN PROPERTY TAX CASE
--------------------------------------

     On February 1, 1999, the Company finalized an agreement with the City of Berlin, N.H., concerning assessed values and taxability of factory machinery. Over the next three years the agreement significantly reduces the assessed value from recent valuations of the Company's Berlin pulp mill. The Company reversed a property tax accrual, which was accrued at the higher assessed values, of approximately $9 million in the first quarter of 1999, which relates to amounts over accrued for previous tax years.

BERLIN-GORHAM SALE
-------------------

     In connection with Crown Vantage's decision to sell Berlin-Gorham, a charge for $16.2 million was recorded in the first quarter of 1999 to write down Berlin-Gorham's net assets to their estimated net realizable value. The write down consisted of the following elements:

(amounts in millions)
Fixed asset write-down                                   $16.5
Transaction costs                                          2.5
Loss on curtailment of pension plans                       3.4
Gain on curtailment/settlement of other benefit plans     <6.2>
   Total Charge                                        --------
                                                         $16.2
                                                       ========

     Berlin-Gorham had an operating loss for the first quarter of 1999 of $9.7 million and an operating loss for the first quarter of 1998 of $8.0 million. The operating loss in the first quarter of 1999 included the reversal of a property tax accrual of $9.0 million and the $16.2 million charge detailed above. The net asset held for sale of $45 million consists of the estimated net realizable value of the assets sold to ATC and estimated liabilities being assumed by ATC. While the Company believes that the sale will be completed in the second quarter of 1999, there are several contingencies and uncertainties that normally exist with transactions of this type. These contingencies and uncertainties include, but are not limited to, ATC successfully raising the capital to complete the transaction and the Company obtaining the necessary consents from its credit facility lenders.

YEAR 2000
---------

     The Year 2000 issue concerns the potential inability of computer applications, information technology systems, and certain software-based "embedded" control systems to properly recognize and process date-sensitive information as the Year 2000 approaches and beyond. The Company could suffer material adverse impacts on its operations and financial results if the applications and systems used by the Company, or by third parties with whom the Company does business, do not accurately or adequately process or manage dates or other information as a result of the Year 2000 issue.

     The Company has completed a review of its financial accounting system for purposes of evaluating the Year 2000 issue. The Company's software provider has indicated that it will certify this financial accounting system as Year 2000-compliant upon completion of the next scheduled upgrade. This upgrade, including independent testing performed by the Company, will be completed during the second quarter of 1999. There can be no assurance that all Year 2000 issues in this software will be adequately resolved by this or other future software releases.

     The Company also uses a variety of other software applications, business information systems, accounting subsystems, process control systems and related software, communication devices, and networking and other operating systems.
The Company has completed its inventory of all such systems and is currently in the process of testing, upgrading, replacing, or otherwise modifying these systems to adequately address the Year 2000 issue. The Company believes it will be able to timely modify or replace its affected systems to prevent any material detrimental effects on operations and financial results. The Company anticipates this effort will continue, with appropriate testing, remediation and/or replacement taking place during the first half of 1999. The Company has completed approximately 90% of this effort through the first quarter of 1999. Possible risks of this process include but are not limited to the ability of the Company's personnel and outside vendors to adequately and timely identify and resolve all critical Year 2000 issues, and the Company's ability to secure additional Year 2000 expertise during this time of high demand if an unanticipated material problem requires skills the Company or its third party vendors currently do not possess. The Company can give no assurance that all critical Year 2000 issues will be resolved in a timely manner or that potentially unresolved issues would not have a material adverse impact on the results of operations.

     The Company has certain key relationships with customers, vendors and outside service providers. Failure by the Company's key customers, vendors and outside service providers to adequately address the Year 2000 issue could have a material adverse impact on the Company's operations and financial results. The Company is currently assessing the Year 2000 readiness of these key customers, vendors and outside service providers and, at this time, cannot determine what the impact of their readiness will be on the Company. This assessment includes but is not limited to soliciting responses from each of these parties concerning their Year 2000 readiness and review of public documents filed by many of these parties. Management expects to complete the assessment of these key customers, vendors and outside service providers during the first half of 1999. The Company is primarily relying upon the voluntary disclosures from third parties for this review of their Year 2000 readiness.

     The Company anticipates that its affected systems will be remediated or replaced to address the Year 2000 issue in a timely manner and is currently focusing its resources in those areas. The Company is also developing contingency plans regarding the Year 2000 issue for its internal systems. Many of the identified risks from key customers, vendors and outside service providers are both general and speculative in nature, such as possible power or telecommunication failures, breakdowns in transportation systems, inability to process financial transactions, and similar events affecting general business services. As the Company completes its assessment of Year 2000 readiness of key customers, vendors and outside service providers, management intends to develop contingency plans to mitigate material known detrimental effects that may be caused by their Year 2000 noncompliance. However, it is unlikely that any contingency plan would mitigate the adverse impact to the financial condition or operations of the Company of any catastrophic event due to the Year 2000 issue that leads to a prolonged disruption of essential services.

     Management believes that total Year 2000 costs will range between $3.0 million and $3.5 million. The costs associated with this effort are in
addition to the Company's regular information technology budget.   As of March
28, 1999 the Company has incurred costs related to the Year 2000 issue of approximately $2.5 million. In addition to the costs mentioned above, the Company's capital spending for planned upgrading of certain information systems to enhance the capabilities of those systems was accelerated in part due to the Year 2000 issue. The total estimated increase in accelerated capital spending for these systems is anticipated to be under $3 million. The Company's current estimates of the amount of time and costs necessary to remediate and test its computer systems are based on the facts and circumstances existing at this time. The estimates were made using assumptions of future events including the continued availability of certain resources, Year 2000 readiness plans, implementation success by key third party vendors, and other factors. New developments may occur that could increase the Company's estimates of the amount of time and costs necessary to modify and test its various information and non-information systems. These potential developments include but are not limited to the availability and increased cost of personnel trained in this area of expertise, the ability to locate and correct all relevant computer codes and equipment, and any unanticipated Year 2000 problems from key customers, vendors, and outside service providers.

WORK FORCE REDUCTION
--------------------

     During the second and third quarters of 1998 the Company accrued $3.0 million relating to an announced 5% work force reduction. The accrual is for anticipated expenses resulting from the work force reduction, primarily for severance and benefit payments to the approximately 230 affected employees. Both hourly and salaried employees from manufacturing, maintenance, and office staff were affected. As of March 28, 1999 approximately $2.4 million had been paid, and the remainder will be paid during the second half of 1999.

DEBT COVENANTS
--------------

     In connection with the credit facility as amended, Crown Paper Co. is required to comply with certain financial covenants that include maintaining minimum quarterly cash flow to debt and interest coverage ratios as well as minimum tangible net worth. During the first quarter of 1999, Crown Paper Co. amended certain financial covenants for the fiscal year ended December 26, 1999, which had been established at the Spin-Off in 1995. The Company remains in compliance with the credit facility. The Company has amended the debt covenants for each of the last three years as extended weakness in paper markets prevented the Company from achieving the original financial covenants that were established at the peak of the paper market cycle when the Company was spun-off. Without significant improvements in paper markets in 1999 and 2000, the Company anticipates that it will need to revise its 2000 financial covenants when they revert to the levels established at the peak of the paper market in 1995.

CONTINUED NASDAQ NATIONAL MARKET LISTING
----------------------------------------

     The Company's common stock price has fallen below the $5 minimum maintenance standard for continued listing on the Nasdaq National Market. The Company shared its management initiatives with Nasdaq on February 5, 1999, at which time an extension was requested. Subsequently the Company received an extension stipulating that the stock will continue to trade on the Nasdaq National Market so long as a closing bid price of at least $5 per share is achieved by June 18, 1999, and thereafter the stock maintains a closing bid price of at least $5 per share for a minimum of 10 consecutive trading days. If the shares are de-listed, the Company anticipates that the shares may be traded on the Nasdaq Over-the-Counter Bulletin Board. The stock price, stock trading liquidity, analyst coverage, and the Company's ability to raise capital might be adversely affected if the stock is de-listed from the Nasdaq National Market or fails to trade actively or at all on the Bulletin Board, both of which are not within the control of the Company.

FORWARD LOOKING STATEMENTS
--------------------------

     Certain statements within Management's Discussion and Analysis and elsewhere are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to various risks and uncertainties that could cause the actual results to be materially different from the Company's current expectations. These forward-looking statements can be identified by use of language such as plans, expects, estimates, anticipates, believes, possible and other similar words or phrases. In addition to the factors discussed above, there are other factors that could cause the actual results to differ materially. These other factors include but are not limited to business conditions and the general economy, both global and domestic; prices for the Company's products; the duration and depth of the Asian economic crisis; failure to complete the sale of Berlin-Gorham; competitive factors; maintaining good labor relations; the Company's ability to successfully implement its Year 2000 plans; possible de-listing of Crown Vantage stock from the Nasdaq National Market; the Company's ability to comply with debt covenants, and maintaining good customer relations.

PART II  --  OTHER INFORMATION
-------

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------

The Annual Meeting of Shareholders of Crown Vantage Inc. was held on April 28, 1999. There were 10,356,758 shares of Common Stock entitled to vote at the meeting and a total of 8,344,267 shares were represented at the meeting. The results of voting on the election of directors were as follows:

1. Election of Directors. Six nominees were elected as continuing directors. There were no broker non-votes.

                                                                Withhold
     Nominee                      For                           Authority

George B. James                 7,839,917                        370,540

Robert A. Olah                  7,819,431                        391,026

E. Lee Showalter                7,815,425                        395,032

William D. Walsh                7,827,107                        383,350

James S. Watkinson              7,627,646                        582,812

Donna L. Weaver                 7,827,853                        382,504

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Ex. 10.1    Amendment No. 7 to the Credit Agreement
     Ex. 10.2    Asset Purchase Agreement of Berlin-Gorham pulp and paper mills from Crown Vantage and Crown Paper Co. to American Tissue
                 Holdings Inc.
     Ex. 27      Financial Data Schedule (Electronic Filing Only)

(b)  Reports on Form 8-K --

     Current Report on Form 8-K dated March 25, 1999 reporting the announced sale of the Berlin-Gorham, N.H. pulp and paper mills.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Vantage Inc.
(Registrant)



/s/ R. Neil Stuart                   /s/ Michael J. Hunter
-------------------------            -------------------------
R. Neil Stuart                       Michael J. Hunter
Executive Vice President,            Senior Vice President,
Chief Financial Officer              Chief Accounting Officer
(Duly Authorized Officer)            (Duly Authorized
                                     Chief Accounting Officer)

May 11, 1999