Form 10-Q
period 1999-09-26
CROWN VANTAGE INC
filed 1999-11-10
CIK 948073

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 26, 1999    Commission File Number: 1-13868
-------------------------------------------------------------------------------------

                               CROWN VANTAGE INC.
-------------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


                    Virginia                                54-1752384
-------------------------------------------------------------------------------------
        (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)                Identification No.)


             300 Lakeside Drive, Oakland, CA                 94612-3592
-------------------------------------------------------------------------------------
        (Address of principal executive offices)             (Zip Code)


               (510) 874-3400
-------------------------------------------------------------------------------------
        (Registrant's telephone number, including area code)


                                Not Applicable
-------------------------------------------------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                        Yes     X     No________
                                                            ---------

Number of shares of no par value common stock outstanding as of the close of business on November 5, 1999:

                               10,576,000 Shares
                      ----------------------------------

                                     INDEX
                              CROWN VANTAGE INC.


PART I:   Financial Information

          Item 1.   Financial Statements

                    .    Condensed Consolidated Balance Sheets -
                         September 26, 1999 and December 27, 1998.

                    . Condensed Consolidated Statements of Operations - Nine months and third quarter ended September 26, 1999 and September 27, 1998.

                    . Condensed Consolidated Statements of Cash Flows - Nine months ended September 26, 1999 and September 27, 1998.

                    .    Notes to Condensed Consolidated Financial Statements.

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II:  Other Information

          Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

PART I  --  FINANCIAL INFORMATION
------

ITEM 1  --  FINANCIAL STATEMENTS
------

                              CROWN VANTAGE INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (in thousands of dollars)

ASSETS                                                  September 26, 1999      December 27, 1998
                                                        ------------------      -----------------
                                                            (Unaudited)
                                                            -----------
Current Assets:
  Cash and cash equivalents                                      $   4,629          $   9,806
  Accounts receivable, net                                          41,085             41,022
  Inventories                                                       69,429            102,397
  Prepaid expenses and other current assets                          3,703              3,481
  Deferred income taxes                                              9,093             15,067
                                                                 ---------          ---------
       Total current assets                                        127,939            171,773
Property, plant and equipment, net                                 358,749            434,075
Other assets                                                        41,815             43,839
Unamortized debt issue costs                                        10,134             11,808
Intangibles, net                                                    27,056             27,852
                                                                 ---------          ---------
      Total Assets                                               $ 565,693          $ 689,347
                                                                 =========          =========
LIABILITIES AND DEFICIT
Current Liabilities:
  Accounts payable                                               $  38,785          $  40,916
  Accrued liabilities                                               49,182             75,268
  Current portion of long-term debt                                    836              1,000
                                                                 ---------          ---------
     Total current liabilities                                      88,803            117,184
Long-term debt                                                     583,188            555,241
Accrued postretirement benefits other than pensions                 80,931            100,736
Other long-term liabilities                                         12,162             37,880
Deferred income taxes                                               10,390             16,406
                                                                 ---------          ---------
     Total Liabilities                                             775,474            827,447
                                                                 ---------          ---------
Shareholders' Equity (Deficit):
  Preferred Stock, no par value;
     Authorized - 500,000 shares;
     Issued and outstanding - None
  Common Stock, no par value;
     Authorized - 50,000,000 shares;
     Issued and outstanding 10,576,378 and
     9,876,842 shares at September 26, 1999
     and December 27, 1998, respectively                            48,589             47,887
  Unearned ESOP shares and other                                      (624)              (974)
  Other comprehensive Income (Loss):
  Minimum Pension Liability                                         (2,231)            (2,231)
  Cumulative foreign currency translation adjustment                 1,355              1,562
  Retained deficit                                                (256,870)          (184,344)
                                                                 ---------          ---------
                                                                  (209,781)          (138,100)
                                                                 ---------          ---------
Total Liabilities and Deficit                                    $ 565,693          $ 689,347
                                                                 =========          =========

See notes to condensed consolidated financial statements.

                              CROWN VANTAGE INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Nine Months (39 weeks) and Third Quarter (13 weeks)
                Ended September 26, 1999 and September 27, 1998
                  (in thousands of dollars, except per share)


                                                   Third Quarter                        Nine Months
                                             ------------------------              -----------------------
                                                1999           1998                  1999          1998
                                             ---------       ---------             --------      ---------
                                                    (Unaudited)                         (Unaudited )
Net sales                                    $ 166,329       $ 211,768            $ 572,376      $ 648,987
Cost of goods sold                             161,902         190,089              546,833        606,327
                                             ---------       ---------             --------      ---------
Gross margin                                     4,427          21,679               25,543         42,660
Selling and administrative expenses            (12,128)        (15,784)             (42,793)       (45,573)
Property tax accrual reversal                                                         8,957
Adjustment of assets held for sale
          to net realizable value                                                   (16,175)
Other operating income, net                        411                                  411
                                             ---------       ---------             --------      ---------
             Operating Income (Loss)            (7,290)          5,895              (24,057)        (2,913)
Interest expense                               (16,080)        (16,619)             (47,598)       (49,095)
Other income, net                                  179             (33)                 473            457
                                             ---------       ---------             --------      ---------
             Loss before income taxes          (23,191)        (10,757)             (71,182)       (51,551)
Provision (benefit) for income taxes               281          (3,765)               1,344        (18,044)
                                             ---------       ---------             --------      ---------
             NET LOSS                        $ (23,472)      $  (6,992)           $ (72,526)     $ (33,507)
                                             =========       =========             ========      =========

Basic loss per share                         $   (2.24)      $    (.73)           $   (6.95)     $   (3.58)
                                             =========       =========             ========      =========

See notes to condensed consolidated financial statements.

                              CROWN VANTAGE INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Nine Months (39 weeks)
                Ended September 26, 1999 and September 27, 1998
                           (in thousands of dollars)

                                                                                 Nine Months
                                                                      ---------------------------------
                                                                           1999               1998
                                                                      --------------     --------------
                                                                                 (Unaudited)
Cash Provided by (Used for) Operating Activities:
     Net loss                                                             (72,526)           (33,507)
     Items not affecting cash:
         Depreciation and cost of timber harvested                         46,004             62,902
         Amortization of goodwill and other intangibles                       844                844
         Interest on Pay-in-Kind Notes and other non-cash interest         11,880             13,858
         Other, net                                                         1,050              4,664
         Property tax accrual reversal                                     (8,957)
         Adjustment of assets held for sale to net realizable value        16,175
     Changes in current assets and liabilities:
         Accounts receivable                                                  (63)               421
         Inventories                                                        6,207             (1,882)
         Other current assets                                                (222)             4,271
         Accounts payable                                                  (2,131)           (11,146)
         Other current liabilities                                        (12,929)            (6,003)
     Deferred income taxes                                                    167            (21,404)
     Settlement of co-generation lease                                    (16,251)
     Other, net                                                            (7,542)            (6,219)
                                                                      -----------        -----------
         Cash Provided by (Used for) Operating Activities                 (38,294)             6,799
                                                                      -----------        -----------

Cash Provided by (Used for) Investing Activities:
     Expenditures for property, plant and equipment                       (24,253)           (34,218)
     Proceeds from sale of property, plant and equipment
        and other, net                                                     43,120                106
                                                                      -----------        -----------
         Cash Provided by (Used for) Investing Activities                  18,867            (34,112)
                                                                      -----------        -----------

Cash Provided by (Used for) Financing Activities:
     Proceeds from draw down of Revolving Credit                          120,000            101,000
     Repayments of Revolving Credit                                       (90,000)           (76,000)
     Repayments of Term Loan                                              (15,750)              (750)
                                                                      -----------        -----------
         Cash Provided by Financing Activities                             14,250             24,250
                                                                      -----------        -----------

Decrease in cash and cash equivalents                                      (5,177)            (3,063)
Cash and cash equivalents at beginning of year                              9,806             11,415
                                                                      -----------        -----------
Cash and cash equivalents at end of period                            $     4,629        $     8,352
                                                                      ===========        ===========

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

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The condensed consolidated balance sheet as of December 27, 1998 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 26, 1999 are not necessarily indicative of the results that may be expected for the year ended December 26, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Crown Vantage Inc.'s Annual Report to Shareholders and Form 10-K for the year ended December 27, 1998.

NOTE 2  --  BASIC LOSS PER SHARE
------

     The computations of basic loss per share are based on the weighted average number of shares of common stock outstanding during the periods. The weighted average number of shares outstanding for the periods presented are 10,497,000 and 9,560,000 for the quarters ended September 26, 1999 and September 27, 1998, respectively, and 10,440,000 and 9,363,000 for the nine months ended September 26, 1999 and September 27, 1998, respectively.

NOTE 3  --  INCOME TAX
------

     The income tax benefits for the quarter and nine months ended September 27, 1998 were provided based on the Company's estimated annual tax rate of 35.0%. The tax provisions for the quarter and nine months ended September 26, 1999 are for certain non-income based state taxes and foreign income taxes. During 1999 the Company has recorded a $ 26.7 million valuation allowance against the deferred tax assets (of which approximately $ 9.2 million was recorded during the third quarter of 1999) reducing the tax benefit of the 1999 net operating loss to $0.

NOTE 4  --  LONG TERM DEBT
------

Consolidated long-term debt consists of the following:

                                                            September 26        December 27
                                                               1999                1998
                                                            ------------        -----------
                                                              (in thousands of dollars)
CROWN PAPER CO.
     Credit Facility:
             Revolving credit, due 2002                       $ 105,000           $  75,000
             Term Loan B, due 2003                               80,425              96,175
                                                              ---------           ---------
                                                                185,425             171,175
             11% Senior Subordinated Notes, due 2005            250,000             250,000
             Industrial Revenue Bonds, payable to 2026           39,095              39,074
                                                              ---------           ---------
                                                                474,520             460,249

CROWN VANTAGE INC.
             11.45% Senior Pay-in-Kind Notes, due 2007
                    less unamortized discount                   109,504              95,992
                                                              ---------           ---------
                                                                584,024             556,241
             Less current portion                                   836               1,000
                                                              ---------           ---------
                                                              $ 583,188           $ 555,241
                                                              =========           =========

     Maturities of long-term debt, excluding the revolving credit, for the next five fiscal year-ends are: 1999 - $.2 million remaining; 2000 - $1.0 million; 2001 - $.6 million; 2002 - $39.3 million and 2003 - $39.3 million.

NOTE 5  --  INVENTORIES
------

                                                            September 26, 1999       December 27, 1998
                                                            ------------------       -----------------
                                                                     (in thousands of dollars)
Raw materials                                                    $   19,185             $   24,716
Work in process                                                       5,413                  6,757
Finished goods                                                       32,153                 46,469
Stores and supplies                                                  21,428                 34,142
                                                                 ----------             ----------
                                                                     78,179                112,084
Reduction to state inventories at last-in, first-out cost            (8,750)                (9,687)
                                                                 ----------             ----------
                                                                 $   69,429             $  102,397
                                                                 ==========             ==========

NOTE 6  --  LITIGATION AND ENVIRONMENTAL MATTERS
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

     The Company has accrued $10.1 million at September 26, 1999 and $12.2 million at December 27, 1998 primarily for estimated landfill site restoration, post-closure and monitoring costs. The 1998 liability included $2.4 million of estimated liabilities that were included with the sale of Berlin-Gorham (see
Note 10). In addition, the Company has been identified as a potentially responsible party ("PRP"), along with others, under the Comprehensive Environmental Response, Compensation and Liability Act or similar federal and state laws regarding the past disposal of wastes at 19 sites in the United States. The Company has previously settled its remediation obligations at 12 of those sites. At 6 other sites, the Company is one of many potentially responsible parties and its alleged contribution to the site and remediation obligation is not considered significant. At one other site, remedial investigation is underway and a loss estimate for the potential remediation effort costs is not yet possible. However, the Company's accrual for the remediation investigation effort was $.3 million at September 26, 1999 and $.4 million at December 27, 1998. The liabilities can change substantially due to such factors as the solvency of other potentially responsible parties, the Company's share of responsibility, additional information on the nature or extent of contamination, methods and associated costs of remediation required, and other actions by governmental agencies or private parties. While it is not feasible to predict the outcome of all environmental liabilities, based on its most recent review, management estimates the Company's share of the costs of investigation and remediation of the known sites will not have a material adverse effect upon the consolidated financial condition of the Company.

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

     The Environmental Protection Agency signed final rules affecting pulp and paper industry discharges of wastewater and gaseous emissions ("Cluster Rules") which became effective on April 15, 1998. These Cluster Rules require changes in the pulping, bleaching and/or wastewater treatment processes presently used in some U.S. pulp and paper mills, including one of the Company's mills. Based on management's understanding of the rules, the Company estimates that approximately $16 million of additional capital expenditures may be required at the St. Francisville facility to comply with the rules with compliance dates beginning in 1999 and extending over the next two to five years. The Company has incurred capital spending of $2.8 million during 1999 and $6.4 million since inception to date to comply with the Cluster Rules at the St. Francisville facility. There are risks and uncertainties associated with the Company's estimate that could cause total capital expenditures and timing of such expenditures to be materially different from current estimates, including changes in technology, interpretation of the rules by government agencies that is substantially different from the Company's interpretation, or other items.

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

NOTE 8 -- COMPREHENSIVE INCOME
------

     Comprehensive income for the Company consists of net income, foreign currency translation adjustments and minimum pension liability adjustments. During the third quarter of 1999 and 1998, the Company's total comprehensive loss was $22.1 million and $5.8 million, respectively, and for the nine months ended September 26, 1999 and September 27, 1998 the Company's total comprehensive loss was $72.7 million and $32.4 million, respectively.

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

NOTE 10 -- BERLIN-GORHAM SALE
-------

     On July 9, 1999, Crown Vantage completed the sale of the Berlin-Gorham pulp and paper mills ("Berlin-Gorham") to American Tissue Company ("ATC"). The sale resulted in a charge of $16.2 million, which was recorded in the first quarter of 1999 and consisted of the following elements:

(amounts in millions)
Fixed asset write-down                                   $  16.5
Transaction costs                                            2.5
Loss on curtailment of pension plans                         3.4
Gain on curtailment/settlement of other benefit plans       (6.2)
                                                         -------
   Total Charge                                          $  16.2
                                                         =======

     Net proceeds from the sale of Berlin-Gorham were approximately $42.5 million of which $15 million was used to pay down Term Loan B, with the remainder used to pay down the revolving credit facility. In connection with the sale, the Company retained accounts payable and certain other short term operating liabilities of approximately $15 million at July 9, 1999.

NOTE 11-- SETTLEMENT OF CO-GENERATION LEASE
-------

     In the fourth quarter of 1998, management determined that the leased gas turbine co-generation facility at the St. Francisville, La mill no longer provided substantive use or benefit. Accordingly, a $16.9 million charge was recognized in the fourth quarter of 1998 that represented discounted net future lease payments.

     On July 18, 1999 an explosion occurred at the St. Francisville mill with damage limited primarily to the leased co-generation facility. As allowed under the lease terms, the Company terminated the lease in exchange for a $16.3 million termination payment in the third quarter of 1999. The termination payment, which approximated the net present value of future lease payments, was charged against the reserve established in the fourth quarter of 1998. As a result of the lease termination, the Company took title to the leased facility and was released from a $24.7 million letter of credit. A $3.5 million gain (included in "Other operating income, net") was recorded during the third quarter of 1999 primarily from a partial payout of insurance proceeds as a result of the explosion. The insurance proceeds were collected during October of 1999.

NOTE 12-- EXPENSE REDUCTION EFFORTS
-------

     During the third quarter of 1999, the Company announced the intended move of its Oakland, Ca headquarters to Cincinnati, Ohio. A reserve for severance and relocation costs (included in "Other operating income, net") was recorded during the third quarter of 1999 totaling $3.1 million. On October 28, 1999 the Company announced that, in addition to the relocation of the Oakland headquarters, additional efforts to reduce general and administrative costs are underway which are likely to result in further headcount reduction. Accruals for severance and other costs associated with a headcount reduction will be recorded once the plans are finalized and approved by management.

NOTE 13-- DEBT COVENANTS
-------

     In connection with the Credit Facility, Crown Paper Co. is required to comply with certain financial covenants that include minimum quarterly cash flow to debt and interest coverage ratios as well as minimum tangible net worth. Crown Paper Co. was in compliance with the covenants contained in the Credit Facility at the end of the 3rd quarter 1999. In November 1999, the Company closed its books for the month of October 1999 and determined that Crown Paper Co. no longer complied with the tangible net worth requirements. In addition, the Company anticipates that Crown Paper Co. will not comply with the 4th quarter 1999 and fiscal year end 2000 cash flow to debt ratio and interest coverage ratio covenants contained in the Credit Facility.

     Crown Paper Co. is currently seeking a waiver of the tangible net worth violation from its senior secured lenders and expects to seek amendments to the 4th quarter cash flow to debt and interest coverage ratios during the 4th quarter 1999. The Company also expects to address the 2000 covenants at its annual senior secured lenders meeting in the 1st quarter of 2000.

     Crown Paper Co. has amended its financial debt covenants each year for the last three years as extended weakness in the paper markets prevented the Company from achieving the original financial covenants established at the peak of the paper market cycle in 1995. While Crown Paper Co. has successfully amended its covenants in the past, there is no assurance that it will be successful in obtaining a waiver of the tangible net worth violation. In addition, there is no assurance that Crown Paper Co.'s senior secured lenders would be willing to amend 4th quarter 1999 or fiscal year end 2000 covenants.

     The violation of the tangible net worth requirement has resulted, and, if there were to be a violation of the cash flow to debt and interest coverage ratios, would result, in an event of default under the Credit Facility. Lenders that are party to the Credit Facility have the right, as a result of the event of default, to exercise certain remedies including accelerating the indebtedness thereunder or denying requests for further advances under the revolving credit facility. Should the lenders exercise their remedies by limiting advances, the Company's principal source of liquidity would not be available, and in the event that the lenders accelerated indebtedness under the Credit Facility, such action may cause a cross acceleration under the Company's public debt and other debt arrangements. If the Company is unsuccessful in obtaining a waiver, and the senior secured lenders chose to take the actions described above, the Company's financial condition would be materially adversely affected and the Company would be required to restructure substantially all of its outstanding indebtedness. There is no assurance that the Company would be successful in doing so.

NOTE 14-- SEGMENT INFORMATION
-------

     The Company is organized around two segments based primarily on similarities in products, the manufacturing process and customers. Berlin-Gorham was previously presented as part of Printing and Publishing Papers. It is now shown separately for purposes of presentation only.

                                                  Nine Months                        Third Quarter
-----------------------------------------------------------------------------------------------------------
(amounts in thousands)                      1999             1998              1999              1998
-----------------------------------------------------------------------------------------------------------
Operating income (loss):
   Printing & Publishing Papers          $   3,396        $  18,576         $    (309)        $   8,297
   Specialty Papers                        (14,584)           2,773            (6,701)              492
   Berlin-Gorham                           (12,869)         (24,262)             (280)           (2,894)
-----------------------------------------------------------------------------------------------------------
   Total                                   (24,057)       $  (2,913)        $  (7,290)         $  5,895
-----------------------------------------------------------------------------------------------------------
EBITDA:
   Printing & Publishing Papers          $  33,239        $  46,697         $   9,498         $  15,862
   Specialty Papers                          1,514           20,970            (1,343)            8,279
   Berlin-Gorham                            (4,272)          (6,377)             (280)            2,876
-----------------------------------------------------------------------------------------------------------
   Total                                 $  30,481        $  61,290         $   7,875         $  27,017
-----------------------------------------------------------------------------------------------------------
Net sales:
   Printing & Publishing Papers          $ 243,031        $ 266,450         $  81,920         $  87,337
   Specialty Papers                        244,742          261,502            80,531            84,869
   Berlin-Gorham                            84,603          121,035             3,878            39,562
-----------------------------------------------------------------------------------------------------------
   Total                                 $ 572,376        $ 648,987         $ 166,329         $ 211,768
-----------------------------------------------------------------------------------------------------------

     Operating results for the first nine months of 1999 for Berlin-Gorham include a $16.2 million charge for the adjustment of Berlin-Gorham to its net realizable value (Note 10) and a $9.0 million property tax accrual reversal (Note 9). EBITDA represents income before income taxes, interest expense and depreciation and amortization. EBITDA for the first nine months of 1999 for Berlin-Gorham excludes the effect of the $16.2 million charge and $9 million property tax accrual reversal. Total assets for Printing and Publishing Papers decreased by approximately $116.7 million during the first nine months of 1999 compared to December 27, 1998. The decrease in total assets of Printing and Publishing Papers is primarily due to the sale of Berlin-Gorham, the $16.2 million charge discussed above, and depreciation expense exceeding capital spending. Specialty Papers' total assets decreased by approximately $5.8 million during the first nine months of 1999 primarily due to depreciation expense exceeding capital spending.

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

     The Company operates 9 facilities using 26 paper machines, and its paper production was approximately 50% integrated with the Company's pulp operations. The Company's largest facility is an integrated operation located in St. Francisville, La. St. Francisville produces coated groundwood papers for magazines and catalogs and uncoated specialty converting papers. The Company also produces uncoated printing and publishing papers, primarily text, cover and writing papers, at its non-integrated facilities in Adams, Mass.; Ypsilanti, Mich., and Dalmore and Guardbridge, Scotland. In addition to its primary paper-making operations, the Company operates a cast-coating facility in Richmond, Va., that produces coated paper and board for graphics and packaging uses. The Company's specialty papers are produced primarily at non-integrated specialty packaging papers facilities in Port Huron and Parchment, Mich., and Milford, N.J. and on the two uncoated specialty converting machines at St. Francisville. On July 9, 1999, the Company completed the sale of its Berlin-Gorham pulp and paper mills ("Berlin-Gorham") to American Tissue Holdings Inc. ("ATC") for $45 million. Net proceeds from the sale of Berlin-Gorham were used to fund certain retained liabilities and pay down debt. Berlin-Gorham primarily produced uncoated printing and publishing papers as well as market pulp.

Results Of Operations
---------------------

     The Company's net sales for each business segment are as follows:

                                                                    Net Sales and Tonnage by Segment
                                                                       for the Three Months Ended
                                                     September 26, 1999                           September 27, 1998
                                          --------------------------------------       -------------------------------------
                                                Tons                 Sales                  Tons                 Sales
                                          -----------------     ----------------       ----------------     ----------------
                                                                  (thousands)                                  (thousands)
Printing and Publishing Papers
      Coated groundwood                              72,189             $ 49,925                 74,042             $ 60,306
      Uncoated and other                             21,937               31,995                 16,283               27,031
Specialty Papers                                     83,388               80,531                 81,761               84,869
                                          -----------------     ----------------       ----------------     ----------------
           Total excluding Berlin-Gorham            177,514              162,451                172,086              172,206
Berlin-Gorham                                         8,245                3,878                 69,812               39,562
                                          -----------------     ----------------       ----------------     ----------------
                                                    185,759             $166,329                241,898             $211,768
                                          =================     ================       ================     ================

                                                                    Net Sales and Tonnage by Segment
                                                                        for the Nine Months Ended
                                                     September 26, 1999                           September 27, 1998
                                          --------------------------------------       -------------------------------------
                                                Tons                 Sales                  Tons                 Sales
                                          ----------------     -----------------       ---------------     -----------------
                                                                  (thousands)                                 (thousands)
Printing and Publishing Papers
      Coated groundwood                            216,582              $152,383               217,082              $177,841
      Uncoated and other                            59,724                90,648                52,828                88,609
Specialty Papers                                   251,706               244,742               246,693               261,502
                                          ----------------     -----------------       ---------------     -----------------
           Total excluding Berlin-Gorham           528,012               487,773               516,603               527,952
Berlin-Gorham                                      156,542                84,603               204,828               121,035
                                          ----------------     -----------------       ---------------     -----------------
                                                   684,554              $572,376               721,431              $648,987
                                          ================     =================       ===============     =================

Net Sales

     Net sales, excluding Berlin-Gorham, declined 7.6% in the first nine months of 1999 compared to the first nine months of 1998. The decline in net sales is primarily due to a 9.6% decline in average net selling price per ton during the first nine months of 1999 compared to the first nine months of 1998. This was partially offset by an increase in tons sold of approximately 2.2% during the periods compared. Net sales, excluding Berlin-Gorham, for the third quarter of 1999 declined 5.7% when compared to the third quarter of 1998. The decline in net sales is primarily due to an 8.5% decrease in average net selling price per ton that was partially offset by a 3.2% increase in tons sold.

     Net sales of coated groundwood paper (which is used principally in the production of magazines and catalogs) for the nine-month period ended September 26, 1999 decreased 14.3% compared to the same period in 1998. Sales volume was virtually the same for the first nine months of 1999 compared to the same period in 1998, while average net sales price per ton decreased 14.1% from the first nine months of 1998 to the first nine months of 1999. Third quarter 1999 net sales declined 17.2% as compared to the third quarter of 1998, primarily due to a 15.1% decrease in average net sales price per ton and a 2.5% decrease in tons sold. The decrease in tons sold for the quarter is primarily due to minor mechanical failures that reduced coated groundwood production and thereby availability of tons for sale.

     Net sales of uncoated and other papers within printing and publishing papers in the first nine months of 1999 increased 2.3% to $90.6 million from the first nine months of 1998. The increase in net sales from the first nine months 1998 to the first nine months 1999 is primarily due to an increase in tons sold of 6,896 or 13.1% that was partially offset by a decline in average net sales price per ton of 9.5%. The increase in tons sold and net sales is primarily due to the inclusion of approximately 4,100 tons sold (approximately $4.6 million in sales) under a Strategic Alliance Agreement with ATC. Under the Strategic Alliance Agreement the Company markets certain grades of text and cover papers manufactured at Berlin-Gorham for an agreed upon fee. Net sales during the third quarter of 1999 increased by $5.0 million or 18.4% primarily due to the inclusion of the tons sold under the Strategic Alliance Agreement discussed above.

     Specialty Papers' net sales decreased $16.8 million during the nine months ended September 26, 1999 as compared to the same period in 1998. The 6.4% decrease in net sales is primarily the result of an 8.3% decrease in average net sales price per ton during the nine months ended September 26, 1999 compared to the nine months ended September 27, 1998, which was partially offset by a 2.0% increase in tons sold. Net sales of specialty papers declined 5.1% during the third quarter of 1999 compared to the third quarter of 1998, primarily due to a 7.0% decrease in average net sales price per ton that was partially offset by a 2.0% increase in tons sold.

Operating Income

Operating Income (Loss) for each business segment is as follows:

                                             Operating Results by Segment           Operating Results by Segment
                                                for the Quarter Ended                 for the Nine Months Ended
                                        ----------------------------------       -----------------------------------
                                        Sept. 26, 1999      Sept. 27, 1998       Sept. 26, 1999       Sept. 27, 1998
                                        --------------      --------------       --------------       --------------
                                                    (Thousands)                             (Thousands)
Printing and Publishing Papers            $   (309)             $   8,297           $   3,396            $  18,576
Specialty Papers                            (6,701)                   492             (14,584)               2,773
 Total excluding Berlin-Gorham              (7,010)                 8,789             (11,188)              21,349
Berlin-Gorham                                 (280)                (2,894)            (12,869)             (24,262)
                                          --------              ---------           ---------            ---------
                                          $ (7,290)             $   5,895           $ (24,057)           $  (2,913)
                                          ========              =========           =========            =========

     Operating results for the first nine months of 1999 decreased primarily due to a charge of $16.2 million that adjusts Berlin-Gorham's net book value to its estimated net realizable value. This charge was partially offset by a $9 million reversal of a property tax accrual that resulted from the settlement of an ongoing dispute with the City of Berlin. Operating results also decreased due to the decline in average net sales price per ton discussed above that was partially offset by reduced costs per ton for the nine months ended September 26, 1999 as compared to the nine months ended September 27, 1998. The reduction in costs for this period is primarily due to lower pulp costs and improved operating efficiencies. Operating results for the third quarter of 1999 as compared to the third quarter of 1998 decreased by approximately $13.2 million primarily due to unfavorable price variances and partially due to increases in pulp and wood fiber costs. The higher pulp costs are attributed to both price increases in pulp during the third quarter of 1999 and increased usage of this higher priced pulp at the Company's integrated mill due to a temporary minor mechanical failure at its kraft pulp mill. Also impacting costs were higher personnel and maintenance costs associated with this mechanical failure, and one-time pension expense associated with two closed facilities. During the third quarter of 1999 a gain of $3.5 million was recorded primarily for insurance proceeds from the explosion of St. Francisville's leased co-generation facility (see "Settlement of Co-Generation Lease"). This was partially offset by an accrual of $3.1 million for severance and relocation expenses associated with moving the Company's headquarters from Oakland California, to Cincinnati Ohio (see "Expense Reduction Effort").

     Operating results for Printing and Publishing Papers decreased by $15.2 million during the first nine months of 1999 compared to the same period in 1998. The decrease in operating results was primarily due to the decline in average net sales price per ton discussed above. This was partially offset by favorable cost and volume variances of $16.3 million. Lower costs were primarily due to successful headcount reduction efforts initiated in1998, lower wood and pulp costs and improved operating efficiencies. Operating results decreased by approximately $8.6 million during the third quarter of 1999 compared to the third quarter of 1998. The decrease is primarily due to the decline in average net sales price per ton discussed above and increases in pulp costs. Third quarter of 1999 operating results include $1.1 million in income from miscellaneous asset sales and certain cost reimbursements.

     Specialty Papers operating results decreased $17.4 million to an operating loss of $14.6 million for the first nine months of 1999 compared to operating income of $2.8 million for the first nine months of 1998. The decline in operating results is primarily attributable to an 8.3% decline in average net sales price per ton discussed above that was partially offset by a favorable cost variance. Operating results for the third quarter of 1999 declined by $7.2 million compared to the third quarter of 1998. The decline in third quarter of 1999 results is primarily due to a 7.0% decrease in average net sales price per ton and unfavorable cost variances that was partially offset by the increase in tons sold.

     Berlin-Gorham operating results improved by $11.4 million during the nine months ended September 26, 1999 as compared to the nine months ended September 27, 1999. Operating results improved primarily due to Berlin-Gorham being included in operating results for 6 months and 11 days in 1999 versus nine months in 1998, a $16.2 million decrease in depreciation expense in 1999 compared to 1998 due to the asset impairment charge recorded in the fourth quarter of 1998 and a $9 million reversal of a property tax accrual (discussed above). The items discussed above were partially offset by an 8.5% decrease in average net selling price per ton in 1999 compared to 1998 and the $16.2 million adjustment of Berlin-Gorham's net book value to its estimated net realizable value recorded in the first quarter of 1999. Operating results for the third quarter of 1999 improved by $2.6 million as compared to the third quarter of 1998. The improved operating results are primarily due to Berlin-Gorham only operating for 11 days during the quarter.

     Selling and administrative expenses decreased $2.8 million for the first nine months of 1999 compared to the same period in 1998. The decrease is primarily due to commission income and expense reimbursement under various agreements with ATC. Selling and administrative expenses decreased by $3.7 million during the third quarter of 1999 compared to the third quarter of 1998 primarily for the reason stated above.

Interest Expense
----------------

     Interest expense for the nine-month period of 1999 decreased $1.5 million compared to the same period in 1998. Interest expense for the third quarter of 1999 decreased $.5 million when compared to the same period in 1998. The decrease in interest expense for the periods presented is primarily due to the settlement with Fort James Corporation of certain disputes that resulted in the return of $33 million in Senior Pay-in-Kind Notes in the fourth quarter of 1998.

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

     Under the credit facility, the revolving credit available is in the aggregate amount of $150 million with a $75 million sublimit for letters of credit (of which $7.9 million has been used at September 26, 1999) and can be used for general corporate purposes, working capital needs and permitted investments. At September 26, 1999, $105.0 million of the revolving credit was outstanding and $37.1 million of the aggregate line was available if needed.

     Cash flows used by operating activities were $38.3 million for the nine months ended September 26, 1999 compared to cash flows provided by operations of $6.8 million for the nine months ended September 27, 1998. The decline in operating cash flows is primarily due to the average net sales price per ton decrease discussed in Net Sales and the $16.3 million lease termination payment. Earnings before interest, taxes, depreciation and amortization (EBITDA), the Berlin-Gorham charge and property tax accrual reversal were $30.5 million for the first nine months of 1999 as compared to $61.3 million for the comparable period in 1998.

     The Company's business is capital intensive. Pulp and paper mills generally consist of an extensive network of buildings, machinery, and equipment, which require continual upgrades, replacement, modernization and improvement. The Company's capital expenditures for the nine months ended September 26, 1999 were $24.3 million compared to $34.2 million in the same period in 1998. 1999 and 1998 expenditures primarily represented capital maintenance projects that are substantially focused on projects with the quickest returns on investment. The Company's capital spending plan is approximately $32 million for 1999. These capital expenditures are primarily for capital maintenance projects and are expected to be financed by cash flows from operations and available financing sources.

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

Berlin-Gorham Sale
------------------

     On July 9, 1999, Crown Vantage completed the sale of the Berlin-Gorham pulp and paper mills ("Berlin-Gorham") to American Tissue Company ("ATC"). The sale resulted in a charge of $16.2 million, which was recorded in the first quarter of 1999 and consisted of the following elements:

(amounts in millions)
Fixed asset write-down                                   $  16.5
Transaction costs                                            2.5
Loss on curtailment of pension plans                         3.4
Gain on curtailment/settlement of other benefit plans       (6.2)
                                                         -------
   Total Charge                                          $  16.2
                                                         =======

     Net proceeds from the sale of Berlin-Gorham were approximately $42.5 million of which $15 million was used to pay down Term Loan B, with the remainder used to pay down the revolving credit facility. In connection with the sale, the Company retained accounts payable and certain other short term operating liabilities of approximately $15.0 million at July 9, 1999.

Settlement of Co-Generation Lease
---------------------------------

     In the fourth quarter of 1998, management determined that the leased gas turbine co-generation facility at the St. Francisville, La mill no longer provided substantive use or benefit. Accordingly, a $16.9 million charge was recognized in the fourth quarter of 1998 that represented discounted net future lease payments.

     On July 18, 1999 an explosion occurred at the St. Francisville mill with damage limited primarily to the leased co-generation facility. As allowed under the lease terms, the Company terminated the lease in exchange for a $16.3 million termination payment in the third quarter of 1999. The termination payment, which approximated the net present value of future lease payments, was charged against the reserve established in the fourth quarter of 1998. As a result of the lease termination, the Company took title to the leased facility and was released from a $24.7 million letter of credit. A $3.5 million gain (included in "Other operating income, net") was recorded during the third quarter of 1999 primarily from a partial payout of insurance proceeds as a result of the explosion. The insurance proceeds were collected during October of 1999.

Expense Reduction Efforts
-------------------------

     During the third quarter of 1999, the Company announced the intended move of its Oakland, Ca headquarters to Cincinnati, Ohio. A reserve for severance and relocation costs (included in "Other operating income, net") was recorded during the third quarter of 1999 totaling $3.1 million. On October 28, 1999 the Company announced that, in addition to the relocation of the Oakland headquarters, additional efforts to reduce general and administrative costs are underway which are likely to result in further headcount reduction. Accruals for severance and other costs associated with a headcount reduction will be recorded once the plans are finalized and approved by management.

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

     The Company has completed its review, remediation and testing for all its systems including its financial accounting system, business information systems, accounting subsystems, process control systems and related software, communication devices, and networking and other operating systems. Management believes the Company is Year 2000 ready. However, due to the complex nature of the issue and the reliance upon third party representations, including third parties that were used to test and verify our Year 2000 readiness, there can be no assurance that all Year 2000 issues related to these systems have been adequately addressed.

     The Company has certain key relationships with customers, vendors and outside service providers. Failure by the Company's key customers, vendors and outside service providers to adequately address the Year 2000 issue could have a material adverse impact on the Company's operations and financial results. The Company continues to assess the Year 2000 readiness of these key customers, vendors and outside service providers and, at this time, it appears that there will be no significant interruption of business between the Company and these outside parties. This assessment includes but is not limited to soliciting responses from each of these parties concerning their Year 2000 readiness and review of public documents filed by many of these parties. Management continues to assess key customers, vendors and outside service providers and is continually updating contingency plans as needed. The Company is primarily relying upon the voluntary disclosures from third parties for this review of their Year 2000 readiness.

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

     Year 2000 costs were approximately $3.5 million. The costs associated with this effort were in addition to the Company's regular information technology budget. In addition to the costs mentioned above, the Company's capital spending for planned upgrading of certain information systems to enhance the capabilities of those systems was accelerated in part due to the Year 2000 issue. The total capitalized cost of accelerated capital spending for these systems was approximately $2.5 million. The Company does not anticipate any additional material expenditures relating to our Year 2000 readiness. However, new developments may occur that could increase the Company's costs for Year 2000 readiness. These potential developments include but are not limited to the Company's ability to have located and corrected all relevant computer codes and equipment, and any unanticipated Year 2000 problems from key customers, vendors, and outside service providers.

Debt Covenants
--------------

     In connection with the Credit Facility, Crown Paper Co. (a wholly owned subsidiary of Crown Vantage) is required to comply with certain financial covenants that include minimum quarterly cash flow to debt and interest coverage ratios as well as minimum tangible net worth. Crown Paper Co. was in compliance with the covenants contained in the Credit Facility at the end of the 3rd quarter 1999. In November 1999, the Company closed its books for the month of October 1999 and determined that Crown Paper Co. no longer complied with the tangible net worth requirements. In addition, the Company anticipates that Crown Paper Co. will not comply with the 4th quarter 1999 and fiscal year end 2000 cash flow to debt ratio and interest coverage ratio covenants contained in the Credit Facility.

     Crown Paper Co. is currently seeking a waiver of the tangible net worth violation from its senior secured lenders and expects to seek amendments to the 4th quarter cash flow to debt and interest coverage ratios during the 4th quarter 1999. The Company also expects to address the 2000 covenants at its annual senior secured lenders meeting in the 1st quarter of 2000.

     Crown Paper Co. has amended its financial debt covenants each year for the last three years as extended weakness in the paper markets prevented the Company from achieving the original financial covenants established at the peak of the paper market cycle in 1995. While Crown Paper Co. has successfully amended its covenants in the past, there is no assurance that it will be successful in obtaining a waiver of the tangible net worth violation. In addition, there is no assurance that Crown Paper Co.'s senior secured lenders would be willing to amend 4th quarter 1999 or fiscal year end 2000 covenants.

     The violation of the tangible net worth requirement has resulted, and, if there were to be a violation of the cash flow to debt and interest coverage ratios, would result, in an event of default under the Credit Facility. Lenders that are party to the Credit Facility have the right, as a result of the event of default, to exercise certain remedies including accelerating the indebtedness thereunder or denying requests for further advances under the revolving credit facility. Should the lenders exercise their remedies by limiting advances, the Company's principal source of liquidity would not be available, and in the event that the lenders accelerated indebtedness under the Credit Facility, such action may cause a cross acceleration under the Company's public debt and other debt arrangements. If the Company is unsuccessful in obtaining a waiver, and the senior secured lenders chose to take the actions described above, the Company's financial condition would be materially adversely affected and the Company would be required to restructure substantially all of its outstanding indebtedness. There is no assurance that the Company would be successful in doing so.

Forward Looking Statements
--------------------------

     Certain statements within Management's Discussion and Analysis and elsewhere are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to various risks and uncertainties that could cause the actual results to be materially different from the Company's current expectations. These forward-looking statements can be identified by use of language such as plans, expects, estimates, anticipates, believes, possible and other similar words or phrases. In addition to the factors discussed above, there are other factors that could cause the actual results to differ materially. These other factors include but are not limited to business conditions and the general economy, both global and domestic; prices for the Company's products; competitive factors; maintaining good labor relations; the Company's ability to successfully implement its Year 2000 plans; the Company's ability to revise debt covenants, and maintaining good customer relations.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Ex.10.1 Employment Agreement with Chief Executive Officer, (a management contract)

     Ex.10.2 Employment Agreement with Chief Financial Officer, (a management contract)

     Ex.10.3 Amendment No. 2 Form of Agreement (severance) (a management contract)

     Ex.10.4 Separation and General Release Agreement with Christopher M. McLain (severance) (a management contract)

     Ex.10.5 Employment Agreement with Senior Vice President, Administration and General Counsel, (a management Contract)

     Ex.10.6 Employment Agreement with Senior Vice President, Printing and Publishing Papers, (a management contract)

     Ex.10.7 Separation and General Release Agreement with Antoinette S. Gabriel (severance) (a management contract)

     Ex.10.8 Separation and General Release Agreement with Katie Cutler (severance) (a management contract)

     Ex.27     Financial Data Schedule (Electronic Filing Only)

(b)  Reports on Form 8-K -

     N/A

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Vantage Inc.
(Registrant)


/s/ R. Neil Stuart                           /s/ Michael J. Hunter
--------------------------------             -------------------------------
R. Neil Stuart                               Michael J. Hunter
Executive Vice President,                    Senior Vice President,
Chief Financial Officer                      Chief Accounting Officer
(Duly Authorized Officer)                    (Duly Authorized
                                             Chief Accounting Officer)

November 10, 1999