Form 10-Q
period 2000-03-26
CROWN VANTAGE INC
filed 2000-05-10
CIK 948073

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended: March 26, 2000   Commission File Number: 1-13868
--------------------------------------------------------------------------------

                              CROWN VANTAGE INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Virginia                                 54-1752384
--------------------------------------------------------------------------------
      (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)                Identification No.)


      4445 Lake Forest Drive, Cincinnati, OH              45242
--------------------------------------------------------------------------------
      (Address of principal executive offices)              (Zip Code)


                (513) 769-7555
--------------------------------------------------------------------------------
      (Registrant's telephone number, including area code)


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

                                              Yes     X          No
                                                  ---------        ---------

Number of shares of no par value common stock outstanding as of the close of business on May 9, 2000:

                         10,574,019 Shares
                   ---------------------------------------

                                     INDEX
                              CROWN VANTAGE INC.



PART I:   Financial Information

          Item 1.  Financial Statements

                 . Condensed Consolidated Balance Sheets - March 26, 2000 and December 26, 1999.

                 . Condensed Consolidated Statements of Operations - First quarter ended March 26, 2000 and March 28, 1999.

                 . Condensed Consolidated Statements of Cash Flows - Three months ended March 26, 2000 and March 28, 1999.

                 .   Notes to Condensed Consolidated Financial Statements.

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II:  Other Information

          Item 6.    Exhibits and Reports on Form 8-K

SIGNATURES

PART I  --  FINANCIAL INFORMATION
------

ITEM 1  --  FINANCIAL STATEMENTS
------


                              CROWN VANTAGE INC.

                            (Debtor-In-Possession)

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                           (in thousands of dollars)

ASSETS                                                               March 26, 2000     December 26, 1999
                                                                     --------------     -----------------
                                                                       (Unaudited)
                                                                       -----------
Current Assets:
    Cash and cash equivalents                                          $    8,417           $   2,434
    Accounts receivable, net                                               49,836              36,871
    Inventories                                                            68,299              73,975
    Prepaid expenses and other current assets                              11,206              13,504
                                                                       -----------          -----------
        Total current assets                                              137,758             126,784
Property, plant and equipment, net                                        341,987             349,149
Other assets                                                               53,327              54,106
Intangibles, net                                                           26,446              26,727
                                                                       -----------          -----------
        Total Assets                                                   $  559,518           $ 556,766
                                                                       ===========          ===========
LIABILITIES AND DEFICIT

Current Liabilities:
    Accounts payable                                                   $   15,306           $  45,113
    Accrued liabilities                                                    36,605              57,162
    Current portion of long-term debt                                     241,865             583,634
    Liabilities subject to compromise                                     429,391                   -
                                                                       -----------          -----------
        Total current liabilities                                         723,167             685,909
Long-term debt                                                             12,000                   -
Accrued postretirement benefits other than pensions                        79,896              80,436
Other long-term liabilities                                                13,361              29,469
                                                                       -----------          -----------
        Total Liabilities                                                 828,424             795,814
                                                                       -----------          -----------
Shareholders' Equity (Deficit):
    Preferred Stock, no par value;
        Authorized - 500,000 shares;
        Issued and outstanding - None
    Common Stock, no par value;
      Authorized - 50,000,000 shares;
      Issued and outstanding 10,574,019 and
      10,576,670 shares at March 26, 2000
      and December 26, 1999, respectively                                  48,556              48,569
    Unearned ESOP shares and other                                           (259)               (398)
    Other comprehensive (loss):
    Minimum Pension Liability                                                (481)               (481)
    Cumulative foreign currency translation adjustment                        177                 658
    Retained deficit                                                     (316,899)           (287,396)
                                                                       -----------          -----------
                                                                         (268,906)           (239,048)
                                                                       -----------          -----------
Total Liabilities and Deficit                                          $  559,518           $ 556,766
                                                                       ===========          ===========


See notes to condensed consolidated financial statements

                              CROWN VANTAGE INC.
                            (Debtor-In-Possession)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the First Quarter (13 weeks)
                    Ended March 26, 2000 and March 28, 1999
                  (in thousands of dollars, except per share)


                                                                            First Quarter
                                                                   ---------------------------------
                                                                         2000               1999
                                                                   --------------       ------------
                                                                                (Unaudited)
Net sales                                                              $159,701          $201,165
Cost of goods sold                                                      158,654           193,043
                                                                       ---------         ---------
Gross margin                                                              1,047             8,122
Selling and administrative expenses                                     (12,452)          (15,424)
Other operating income, net                                               2,048
Property tax accrual reversal                                                 -             8,957
Adjustment of assets held for sale to net realizable value                    -            (16,175)
                                                                       ---------         ---------
       Operating Loss                                                    (9,357)           (14,520)
Interest expense                                                        (17,291)           (15,552)
Other (expense) income, net                                                  (6)               142
Reorganization expense                                                   (2,703)                 -
                                                                       ---------         ---------
        Loss before income taxes                                        (29,357)           (29,930)
Provision for income taxes                                                  146                432
                                                                       ---------         ---------
              NET LOSS                                                 $(29,503)         $(30,362)
                                                                       =========         =========
Basic loss per share                                                   $  (2.80)         $  (2.93)
                                                                       =========         =========

See notes to condensed consolidated financial statements.

                              CROWN VANTAGE INC.
                            (Debtor-In-Possession)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Three Months (13 weeks)
                    Ended March 26, 2000 and March 28, 1999
                           (in thousands of dollars)

                                                                                         Three Months
                                                                              ----------------------------------
                                                                                   2000              1999
                                                                              ---------------    ---------------
                                                                                          (Unaudited)
Cash Provided by (Used for) Operating Activities:
     Net loss                                                                     $(29,503)        $ (30,362)
     Items not affecting cash:
           Depreciation and cost of timber harvested                                13,930            16,236
           Amortization of goodwill and other intangibles                              281               281
           Non-cash interest and other                                               4,208             4,544
           Deferred income taxes                                                       221               534
           Property tax accrual reversal                                                 -            (8,957)
           Adjustment of assets held for sale to net realizable value                    -            16,175
     Changes in current assets and liabilities:
           Accounts receivable                                                     (12,965)             (420)
           Inventories                                                               5,676               703
           Other current assets                                                       (120)              440
           Accounts payable                                                          7,063             1,481
           Accrued interest                                                          8,594            (7,828)
           Other current liabilities                                                (2,922)           (4,768)
    Other, net                                                                      (8,751)           (3,838)
                                                                              --------------      ------------
           Cash Used for Operating Activities                                      (14,288)          (15,779)
                                                                              --------------      ------------
Cash Provided by (Used for) Investing Activities:
    Expenditures for property, plant and equipment                                  (6,764)           (7,341)
    Other, net                                                                          (4)              794
                                                                              --------------      ------------
           Cash Used for Investing Activities                                       (6,768)           (6,547)
                                                                              --------------      ------------
Cash Provided by (Used for) Financing Activities:
    Proceeds from revolving line of credit                                          23,250            60,000
    Payments for revolving line of credit                                           (5,000)          (36,000)
    Proceeds from DIP Financing, net                                                 8,685                 -
    Other, net                                                                         104              (250)
                                                                              --------------      ------------
           Cash Provided by Financing Activities                                    27,039            23,750
                                                                              --------------      ------------

Increase (decrease) in cash and cash equivalents                                     5,983             1,424
Cash and cash equivalents at beginning of year                                       2,434             9,806
                                                                              --------------      ------------
Cash and cash equivalents at end of period                                        $  8,417         $  11,230
                                                                              ==============      ============

See notes to condensed consolidated financial statements.

                              CROWN VANTAGE INC.
                            (Debtor-in-Possession)
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

The sustained losses in recent years resulted in the violation of a tangible net worth covenant of the senior secured credit facility (the "Credit Agreement") that occurred upon closing the accounting records for October 1999. The Company obtained a waiver for this violation and renegotiated a series of amendments to the Credit Agreement to provide sufficient liquidity for operations through early March 2000. The amount of liquidity available under these new amendments was significantly reduced from the levels of liquidity available prior to the tangible net worth covenant violation. The amendments did not provide for sufficient liquidity for the Company to pay its interest payment on the 11% Senior Subordinated Notes due March 1, 2000. As a result of filing for bankruptcy and not making the March interest payments, the Company is in default of all debt agreements. On March 15, 2000, the Company, except for its operating subsidiary in the United Kingdom, filed a voluntary petition seeking reorganization under Chapter 11 of Title 11 ("Chapter 11") of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of California, Oakland Division (the "Bankruptcy Court"). An Official Committee of Unsecured Creditors (the "Committee"), which represents the interests of all unsecured creditors of the Debtors, has been appointed. Also, the receivable securitization agreement between Crown Paper, various lenders and Crown Paper Funding Corp. (a bankruptcy remote and wholly owned subsidiary of Crown Paper) has been terminated due to the filing of Chapter 11. All receivables sold through this agreement are being settled as collected and no new receivables will be sold as of the petition date and beyond. As of March 26, 2000, $13.0 million of the receivables sold had been settled and the remaining amount of $18.6 million is expected to be settled during the second quarter of 2000.

As a result of the filing, liabilities in the amount of $429.4 million are subject to compromise under a plan of reorganization. The composition of the liabilities subject to compromise is outlined below:


                                                                   Liabilities Subject to Compromise
                                                                   ---------------------------------
                                                                             (thousands)
     Accounts payable                                                         $ 36,870
     Senior subordinated notes, net                                            245,950
     Pay-in-kind notes, net                                                    110,123
     Accrued interest                                                           23,492
     Other liabilities                                                          12,956
                                                                              --------

               Total liabilities subject to compromise                        $429,391
                                                                              ========

To provide the Company with operating capital during the restructuring process, the Company obtained a commitment of $100 million in debtor-in-possession ("DIP") financing from two lenders under the prepetition Credit Agreement including the agent bank. The Company is in the process of developing a restructuring program to reduce costs, improve operating efficiencies and increase financial flexibility. A plan of reorganization is being developed. The Company is in possession of its properties and assets and continues to operate with its existing directors and officers as a debtor-in-possession. As a debtor-in-possession, the Company is authorized to operate its business, but may not engage in transactions outside of the normal course of business without approval, after notice and hearing, of the Bankruptcy Court. Pursuant to the provisions of the Bankruptcy Code, as of the petition date, actions to collect prepetition indebtedness owed by the Company are stayed and other prepetition contractual obligations may not be enforced against the Company. In addition, as a debtor-in-possession, the Company has the right, subject to the Bankruptcy Court's approval and certain other conditions, to assume or reject any prepetition executory contracts and unexpired leases. As of March 26, 2000, no action has occurred regarding executory contracts and unexpired leases. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. The Company cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting such contracts or leases or from the filing of claims, and no provisions have been made for these items. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and amicably resolved or adjudicated before the Bankruptcy Court. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable. The Bankruptcy Court has approved payment of certain prepetition liabilities such as employee wages and benefits. Furthermore, we expect the Bankruptcy Court to allow for the retention of legal and financial professionals to advise in the bankruptcy proceedings. The Company intends to present a plan of reorganization to the Bankruptcy Court to reorganize the Company's business and to restructure the Company's obligations.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The condensed consolidated balance sheet as of December 26, 1999 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 26, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Crown Vantage Inc.'s Form 10-K for the year ended December 26, 1999.

NOTE 2 -- BASIC LOSS PER SHARE
------

The computations of basic loss per share for the quarters ended March 26, 2000 and March 28, 1999 are based on the weighted average number of shares of common stock outstanding during the periods of 10,526,556 and 10,351,000 for the three months ended March 26, 2000 and March 28, 1999, respectively.

NOTE 3 -- INCOME TAX
------

The tax provisions for March 26, 2000 and March 28, 1999 are for certain non-income based state taxes and foreign income taxes. During the first quarters of 2000 and 1999 the Company recorded an $11.3 million and an $11.5 million valuation allowance, respectively, against the deferred tax assets reducing the tax benefit of the net operating loss to $0.

NOTE 4 -- DEBT
------

Consolidated debt consists of the following:


                                                                          March 26         December 26
                                                                           2000               1999
                                                                     ----------------   ---------------
                                                                            (in thousands of dollars)
CROWN PAPER CO.
     Credit Facility:
             Revolving line of credit                                      $122,750           $104,500
             Term Loan B                                                     80,007             80,216
                                                                         ------------       -----------
                                                                            202,757            184,716
     11% Senior Subordinated Notes*                                         250,000            250,000
     Industrial Revenue Bonds                                                39,108             39,101
     Debtor-in-Possession financing                                          12,000                  0
                                                                         ------------       -----------
                                                                            503,865            473,817

CROWN VANTAGE INC.
     11.45% Senior Pay-in-Kind Notes*                                       110,123            109,817
                                                                         ------------       -----------
     Total debt                                                             613,988            583,634
           Less current portion                                             601,988            583,634
                                                                         ------------       -----------
     Long-term debt                                                        $ 12,000           $      0
                                                                         ============       ===========

     *  Liabilities subject to compromise


On March 15, 2000, the Company filed a voluntary petition seeking reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California, Oakland Division. As a result of the Company's review of its debt covenants, the bankruptcy filing and cross acceleration provisions of various debt covenants, all debt, except for the DIP financing, is considered current.

NOTE 5 -- INVENTORIES
------


                                                                  March 26, 2000      December 26, 1999
                                                               -------------------    --------------------
                                                                         (in thousands of dollars)

Raw materials                                                          $19,934               $  21,992
Work in process                                                          4,601                   5,163
Finished goods                                                          33,436                  35,977
Stores and supplies                                                     20,750                  20,418
                                                                   ----------------      ---------------
                                                                        78,721                  83,550
Reduction to state inventories at last-in, first-out cost              (10,422)                 (9,575)
                                                                   ----------------      ---------------
                                                                       $68,299               $  73,975
                                                                   ================      ===============



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

The Company has accrued $10.1 million at March 26, 2000 and $10.8 million December 26, 1999 primarily for estimated landfill site restoration, post-closure and monitoring costs. The Company anticipates to accrue on average less than $.2 million per year over the approximately 2 to 47 year useful life of the landfills with slightly higher accruals expected in the next two years. Balances will be paid out over an extended period of time ranging from 2000 through 2040 and beyond with no material payments estimated for any given year. In addition, the Company has been identified as a potentially responsible party ("PRP"), along with others, under the Comprehensive Environmental Response, Compensation and Liability Act or similar federal and state laws regarding the past disposal of wastes at 19 sites in the United States. The Company has previously settled its remediation obligations at 13 of those sites. At 5 other sites, the Company is one of many potentially responsible parties and its alleged contribution to the site and remediation obligation is not considered significant. At one other site, remedial investigation is under way and a loss estimate for the potential remediation effort costs is not yet possible. However, the Company's accrual for the remediation investigation effort was $1.0 million at March 26, 2000 and $1.1 million at December 26, 1999. The liabilities can change substantially due to such factors as the solvency of other potentially responsible parties, the Company's share of responsibility, additional information on the nature or extent of contamination, methods and associated costs of remediation required, and other actions by governmental agencies or private parties. While it is not feasible to predict the outcome of all environmental liabilities, based on its most recent review, management estimates the Company's share of the costs of investigation and remediation of the known sites will not have a material adverse effect upon the consolidated financial condition of the Company.

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

The Environmental Protection Agency signed final rules affecting pulp and paper industry discharges of wastewater and gaseous emissions ("Cluster Rules") which became effective on April 15, 1998. These Cluster Rules require changes in the pulping, bleaching and/or wastewater treatment processes presently used in some U.S. pulp and paper mills, including some of the Company's mills. Based on management's understanding of the rules, the Company estimates that approximately $22 million of capital expenditures may be required to comply with the rules with compliance dates beginning in 1999 and extending over the next two to five years. The Company has incurred $.5 million in the first quarter of 2000 and anticipates capital expenditures of approximately $8 million during 2000 for compliance with the Cluster Rules. Total capital spending since inception for compliance with the Cluster Rules is $7.3 million. There are risks and uncertainties associated with the Company's estimate that could cause total capital expenditures and timing of such expenditures to be materially different from current estimates, including changes in technology, interpretation of the rules by governmental agencies that is substantially different from the Company's interpretation, or other items.

NOTE 7 -- ASSET IMPAIRMENT ANALYSIS
------

During the first quarter of 2000, the specialty papers segment experienced negative cash flows (see Note 12). The Company is in the process of evaluating the mills in this segment, including potential changes in product mix, idling certain machines, or other cost reduction efforts. Management anticipates completing this analysis, including cash flow projections during the second quarter of 2000 to determine whether impairment has occurred.

NOTE 8 -- COMPREHENSIVE INCOME
------

Comprehensive income for the Company consists of net income, foreign currency translation adjustments and minimum pension liability adjustments. During the first quarter of 2000 and 1999, the Company's total comprehensive loss was $30.0 million and $31.6 million, respectively.

NOTE 9 -- SETTLEMENT OF BERLIN PROPERTY TAX CASE
------

On February 1, 1999, the Company finalized an agreement with the City of Berlin, NH, concerning assessed values and taxability of factory machinery. The Company reversed a property tax accrual of approximately $8.9 million in the first quarter of 1999, which relates to amounts over accrued for previous tax years.

NOTE 10 -- BERLIN-GORHAM SALE
-------

On July 9, 1999, Crown Vantage completed the sale of the Berlin-Gorham pulp and paper mills to ATC. The sale resulted in a charge of $16.2 million, which was recorded in the first quarter of 1999 and is included within "Asset impairment and other charges," and consisted of the following elements:

(amounts in millions)
Fixed asset write-down                                   $ 16.5
Transaction costs                                           2.5
Loss on curtailment of pension plans                        3.4
Gain on curtailment of other benefit plans                 (6.2)
                                                         ----------
Total Charge                                             $ 16.2
                                                         ==========

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

NOTE 11 -- SETTLEMENT OF CO-GENERATION LEASE
-------

In the fourth quarter of 1998, management determined that the leased gas turbine co-generation facility at the St. Francisville, LA mill no longer provided substantive use or benefit. Accordingly, a $16.9 million charge was recognized in the fourth quarter of 1998 that represented discounted net future lease payments.

On July 18, 1999 an explosion occurred at the St. Francisville mill with damage limited primarily to the leased co-generation facility, discussed above. As allowed under the lease terms, the Company terminated the lease in exchange for a $16.3 million termination payment in the third quarter of 1999. The termination payment, which approximated the net present value of future lease payments, was charged against the reserve established in the fourth quarter of 1998. As a result of the lease termination, the Company took title to the leased facility and was released from a $24.7 million letter of credit. In the first quarter of 2000, an additional $2.4 million gain was recognized (in "Other operating income, net"), which was a combination of $1.3 million in insurance proceeds and a $1.1 million gain on sale of the asset. A $5.1 million gain from insurance proceeds as a result of the explosion was recorded during the later part of 1999.

NOTE 12 -- SEGMENT INFORMATION
-------

     The Company is organized around two segments based primarily on similarities in products, the manufacturing process and customers.

                                                                                First Quarter
-----------------------------------------------------------------------------------------------------------------------
(amounts in millions)                                                    2000                 1999
-----------------------------------------------------------------------------------------------------------------------
Operating income (loss):
 Printing & Publishing Papers                                    $       2.1            $      (.5)
 Specialty Papers                                                      (11.5)                 (4.0)
 Berlin-Gorham                                                                               (10.0)
-----------------------------------------------------------------------------------------------------------------------
 Total                                                           $      (9.4)                (14.5)
-----------------------------------------------------------------------------------------------------------------------
EBITDA:
 Printing & Publishing Papers                                    $      11.3            $       .2
 Specialty Papers                                                       (6.4)                  1.3
 Berlin-Gorham                                                                                 7.9
-----------------------------------------------------------------------------------------------------------------------
 Total                                                           $       4.9            $      9.4
-----------------------------------------------------------------------------------------------------------------------
Net sales:
 Printing & Publishing Papers                                    $      88.1            $     79.1
 Specialty Papers                                                       71.6                  81.9
 Berlin-Gorham                                                                                40.2
-----------------------------------------------------------------------------------------------------------------------
  Total                                                          $     159.7             $   201.2
-----------------------------------------------------------------------------------------------------------------------

EBITDA represents income (loss) before income taxes, interest expense and depreciation and amortization. First quarter 2000 EBITDA excludes the reorganization expenses of $2.7 million. First quarter 1999 EBITDA for Berlin-Gorham excludes the effect of the $16.2 million charge for the adjustment to its net realizable value and $8.9 million property tax accrual reversal. Total assets for Printing and Publishing Papers decreased by approximately $3.5 million and $6.3 million for Specialty Papers as of March 26, 2000 compared to December 26, 1999. The decrease in total assets for both of these segments is primarily due to depreciation expense exceeding capital spending.

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

The Company operates 9 facilities using 26 paper machines, and its paper production was approximately 50% integrated with the Company's pulp operations. The Company's largest facility is an integrated operation located in St. Francisville, LA. St. Francisville produces coated groundwood papers for magazines and catalogs and uncoated specialty converting papers. The Company also produces uncoated printing and publishing papers, primarily text, cover and writing papers, at its non-integrated facilities in Adams, MA; Ypsilanti, MI, and Dalmore and Guardbridge, Scotland. In addition to its primary papermaking operations, the Company operates a cast-coating facility in Richmond, VA, that produces coated paper and board for graphics and packaging uses. The Company's specialty papers are produced primarily at non-integrated specialty packaging papers facilities in Port Huron and Parchment, MI, and Milford, NJ and on the two uncoated specialty-converting machines at St. Francisville. On July 9, 1999, the Company completed the sale of its Berlin-Gorham pulp and paper mills ("Berlin-Gorham") to American Tissue Holdings Inc. ("ATC") with net proceeds of approximately $42.5 million (See Note 10). Net proceeds from the sale of Berlin-Gorham were used to fund certain retained liabilities and pay down debt. Berlin-Gorham primarily produced uncoated printing and publishing papers as well as market pulp.

The Company's operating results for fiscal years 1999, 1998 and 1997 were severely affected by, among other things, an overall extended depressed pricing cycle that began in 1997 partly as a consequence of increased levels of low-priced imports from Asia and the resultant deteriorating market conditions and continued due to other competitive and operational issues (see "Consolidated Results of Operations"). This led to the Company's overall decline in average net sales price per ton and decreased volumes of grades of paper that normally command higher average net sales prices thereby causing a decrease in liquidity and increases in losses. The increase in losses resulted in a violation of a tangible net worth covenant of the senior secured credit facility (the "Credit Agreement") that occurred upon closing the accounting records for October 1999. The Company obtained a waiver for this violation and renegotiated a series of amendments to the Credit Agreement to provide sufficient liquidity for operations through early March 2000. The amount of liquidity available under these new amendments was significantly reduced from the levels of liquidity available prior to the tangible net worth covenant violation. The amendments did not provide for sufficient liquidity for the Company to pay its interest payment on the 11% Senior Subordinated Notes due March 1, 2000. As a result of filing for bankruptcy and not making the March interest payments, the Company is in default of all debt agreements. All debt balances, with the exception of the DIP agreement discussed below, were classified as current on December 26, 1999. On March 15, 2000, the Company, except for its operating subsidiary in the United Kingdom, filed a voluntary petition seeking reorganization under Chapter 11 of Title 11 ("Chapter 11") of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of California, Oakland Division (the "Bankruptcy Court"). An Official Committee of Unsecured Creditors (the "Committee"), which represents the interests of all unsecured creditors of the Debtors, has been appointed. Also, the receivable securitization agreement between Crown Paper, various lenders and Crown Paper Funding Corp. (a bankruptcy remote and wholly owned subsidiary of Crown Paper) has been terminated due to the filing of Chapter 11. All receivables sold through this agreement are being settled as collected and no new receivables will be sold as of the petition date and beyond. As of March 26, 2000, $13.0 million of the receivables sold had been settled and the remaining amount of $18.6 million is expected to be settled during the second quarter of 2000.

As a result of the filing, liabilities in the amount of $429.4 million are subject to compromise under a plan of reorganization (See Note 1). The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable.

To provide the Company with operating capital during the restructuring process, the Company obtained a commitment of $100 million in debtor-in-possession ("DIP") financing from two lenders under the prepetition Credit Agreement including the agent bank. The Company is continuing to implement a restructuring program to reduce costs, improve operating efficiencies and increase financial flexibility. A plan of reorganization is being developed. The Company is in possession of its properties and assets and continues to operate with its existing directors and officers as a debtor-in-possession. As a debtor-in-possession, the Company is authorized to operate its business, but may not engage in transactions outside of the normal course of business without approval, after notice and hearing, of the Bankruptcy Court. Pursuant to the provisions of the Bankruptcy Code, as of the petition date, actions to collect prepetition indebtedness owed by the Company are stayed and other prepetition contractual obligations may not be enforced against the Company. In addition, as a debtor-in-possession, the Company has the right, subject to the Bankruptcy Court's approval and certain other conditions, to assume or reject any prepetition executory contracts and unexpired leases. As of March 26, 2000, no action has occurred regarding executory contracts and unexpired leases. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. The Company cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting such contracts or leases or from the filing of claims, and no provisions have been made for these items. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and amicably resolved or adjudicated before the Bankruptcy Court. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable. The Bankruptcy Court has approved payment of certain prepetition liabilities such as employee wages and benefits. Furthermore, we expect the Bankruptcy Court to allow for the retention of legal and financial professionals to advise in the bankruptcy proceedings. The Company intends to present a plan of reorganization to the Bankruptcy Court to reorganize the Company's business and to restructure the Company's obligations.

Among the factors that could cause actual results to differ materially are the following: The confirmation of the plan of reorganization by the Bankruptcy Court; the Company's ability to achieve satisfactory levels of profitability and cash flow from operations; maintaining compliance with post-petition loan agreements; the availability of sufficient capital to service the Company's debt obligations and to finance the Company's business plans on terms satisfactory to the Company; the success of the Company's restructuring plan and the pursuit of financing alternatives; the impact of competitive products and pricing; changes in labor, equipment, and capital costs; changes in, or the failure to comply with, regulations affecting the Company's business; future acquisitions or strategic partnerships; general business and economic conditions; and factors described from time to time in the Company's reports filed with the Securities and Exchange Commission.

Results of Operations

The Company's net sales for each business segment are as follows:

                                                          Net Sales and Tonnage by Segment
                                                             for the Three Months Ended
                                                      March 26, 2000                March 28, 1999
                                               --------------------------      -------------------------
                                                  Tons           Sales            Tons          Sales
                                                                      (thousands)
Printing and Publishing Papers
    Coated groundwood                             74,032        $55,105           70,886       $ 50,459
    Uncoated and other                            21,600         33,002           17,943         28,614
Specialty Papers                                  73,067         71,594           82,416         81,943
Berlin-Gorham                                                                     76,934         40,149
                                              -------------   ------------     -----------   ------------
                                                 168,699        $159,701         248,179       $201,165
                                              =============   ============     ===========   ============

Net Sales

The Company's net sales, excluding Berlin-Gorham, were essentially unchanged for the three months ended March 26, 2000 compared to the same period in 1999. Increases in Printing and Publishing Papers' average price per ton of 3.4% and tons sold of 7.7% were offset by decreases in Specialty Papers tons sold of 11.3% and average price per ton of 1.5%.

Net sales of coated groundwood paper (which is used principally in the production of magazines and catalogs) for the three-month period ended March 26, 2000 were $55.1 million, an increase of 9.2% compared to the same period in 1999. Sales volumes and average price per ton increased 4.4% and 4.6% respectively, for the first three months of 2000 compared to the same period in 1999.

Net sales of uncoated and other products increased $4.4 million (or 15.3%) in the first quarter of 2000 as compared to the same period in 1999. The increase is primarily due to a 20.4% increase in tons sold through a selling agreement entered into with ATC in conjunction with the third quarter of 1999 sale of Berlin-Gorham, whereby Berlin-Gorham produces certain grades of paper for the Company. The increase in tons sold was partially offset by a 4.3% decrease in average net sales price per ton due to a change in product mix as a result of the inclusion of papers sold under the selling agreement discussed above.

Specialty papers' net sales totaled $71.6 million during the first three months of 2000, a $10.3 million decline from the same period in 1999. The 12.5% decrease in net sales is primarily the result of an 11.3% decrease in tons sold during the three months ended March 26, 2000 compared to the three months ended March 28, 1999.

Operating Income (Loss) for each business segment is as follows:

                                                  Operating Income (Loss) by Segment
                                                         for the Quarter Ended
                                                 ----------------------------------------
                                                   March 26, 2000        March 28, 1999
                                                 ----------------        ----------------
                                                             (thousands)
Printing and Publishing Papers                      $   2,117            $    (468)
Specialty Papers                                      (11,474)              (4,032)
Berlin-Gorham                                                              (10,020)
                                                    -----------          -----------
                                                    $  (9,357)           $ (14,520)
                                                    ===========          ===========



Operating Income

The Company had an operating loss of $9.4 million for the three months ended March 26, 2000 compared to a $14.5 million loss for the same period in 1999.
The improved operating results were primarily due to a charge in the first quarter of 1999 of $16.2 million that adjusted Berlin-Gorham's net book value to its estimated net realizable value. This charge was partially offset by an $8.9 million reversal of a property tax accrual that resulted from the settlement of an ongoing dispute with the City of Berlin. These charges are included in operating results of Berlin-Gorham. Excluding Berlin-Gorham, operating results decreased $4.9 million in the first quarter of 2000 as compared to the same period in 1999. This decline in operating results is primarily due to the reduced sales volumes in the Specialty Papers segment and was partially offset by a gain of $2.4 million related to insurance proceeds and sale of the co-generation facility at St. Francisville, LA. This gain was recorded in "Other operating income, net" and was partially reduced by a severance charge of $.4 million.

The Printing and Publishing segment had a $2.1 million operating profit during the first three months of 2000 compared to an operating loss of $.5 million for the same period in 1999. The improvement in operating results is primarily due to a 7.7% increase in tons sold, discussed above that was partially offset by higher pulp costs for the non-integrated mills in this segment. Also, contributing to the improvement in this segment was $1.8 million of income related to insurance proceeds and gain on the sale of the St. Francisville, LA co-generation facility.

Specialty Papers operating results decreased by $7.5 million to an operating loss of $11.5 million for the first three months of 2000 compared to an operating loss of $4.0 million for the same period last year. The decrease is primarily attributable to an 11.3% decrease in tons sold as discussed above and increased pulp costs. Partially, offsetting these items was $.6 million of income recognized in this segment related to insurance proceeds and gain on the sale of the St. Francisville, LA co-generation facility (See Note 11). During the first quarter of 2000, the Specialty Papers segment experienced negative cash flows. The Company is in the process of evaluating the mills in this segment, including potential changes in product mix, idling certain machines, or other cost reduction efforts. Management anticipates completing this analysis, including cash flow projections during the second quarter of 2000 to determine whether impairment has occurred. Also, management anticipates additional accruals as part of cost reduction efforts underway within the packaging segment. These charges may be material to the result of operations of the Company.

Selling and administrative expenses decreased $3.0 million for the first quarter of 2000 compared to the same period in 1999. The decrease is primarily due to the $.8 million in Year 2000 compliance spending during the first quarter of 1999 and commission income and expense reimbursement under various agreements with ATC that were not present during the first quarter of 1999.

Interest Expense

Interest expense for the three-month periods of 2000 and 1999 were $17.3 million and $15.6 million, respectively. The increase in interest expense is due primarily to a larger average outstanding balance on the revolving line of credit in the first quarter of 2000 as compared to the same period in 1999.

Liquidity and Sources of Capital

To provide the Company with operating capital during the restructuring process, the Company obtained a commitment of $100 million in debtor-in-possession ("DIP") financing from two lenders under the prepetition Credit Agreement including the agent bank. The DIP financing agreement has a stated maturity date of September 14, 2001 and interest is charged at a rate of the Prime Rate, plus 1.75%. There is also a commitment fee associated with this financing arrangement of 0.5% of the unused portion of the loan. As of March 26, 2000 the Company has borrowed $12 million under the DIP financing of which $3.3 million was used for deferred financing costs. Total available DIP financing is limited by amounts calculated weekly in a borrowing base that consists primarily of trade receivables, finished goods inventory and pulp and wood raw material inventories. The initial borrowing base was substantially below the maximum amount of $100 million due to the unavailability of receivables sold prior to the Petition Date under the now terminated receivable securitization agreement. As of March 26, 2000 the total available DIP financing was limited to $50 million by the interim borrowing order. The cash flow relief of withholding payment of pre-petition date liabilities until the plan of reorganization is developed, approved and executed was temporarily offset by the requirement to pay down the receivable securitization facility from collection of receivables and the need to prepay certain vendors post-petition date to ensure delivery of critical supplies.

In connection with the DIP credit facility entered into on March 21, 2000, Crown Paper Co. is required to comply with certain monthly financial covenants that include meeting minimum EBITDA targets and limits on capital expenditures. As of May 9, we are in compliance with these covenants.

Cash used by operating activities was $14.3 million for the three months ended March 26, 2000 compared to $15.8 million for the three months ended March 28, 1999. The decrease was primarily due to the affects of filing Chapter 11 on working capital balances that was substantially offset by higher pulp costs at the

Company's non-integrated facilities. Earnings before interest, taxes, depreciation and amortization (EBITDA), excluding the Berlin-Gorham charge and property tax accrual reversal were $4.9 million for the first three months of 2000 as compared to $9.4 million for the comparable period in 1999.

The Company's business is capital intensive. Pulp and paper mills generally consist of an extensive network of buildings, machinery, and equipment, which require continual upgrades, replacement, modernization and improvement. The Company's capital expenditures for the three months ended March 26, 2000 were $6.8 million compared to $7.3 million in the same period in 1999. The expenditures in 2000 and 1999 primarily represented capital maintenance projects that are substantially focused on projects with the quickest returns on investment. The Company's capital spending plan for 2000 is approximately $35 million. These capital expenditures are primarily for capital maintenance and required environmental projects. These capital projects are expected to be financed by cash flows from operations and available financing sources.

Forward Looking Statements
--------------------------

Certain statements within Management's Discussion and Analysis and elsewhere are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to various risks and uncertainties that could cause the actual results to be materially different from the Company's current expectations. These forward-looking statements can be identified by use of words such as plans, expects, estimates, anticipates, believes, possible and other similar words or phrases. In addition to the factors discussed above, there are other factors that could cause the actual results to differ materially. These other factors include, but are not limited to the Company's ability to successfully execute its business strategy and recapitalize the balance sheet; business conditions and the general economy, both global and domestic; prices for the Company's products; competitive factors; maintaining good labor relations; the Company's ability to comply with the DIP covenants, and maintaining good customer relations.

PART II -- OTHER INFORMATION
-------

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       Ex. 10.1      Debtor-in-Possession Financing Agreement

       Ex. 27        Financial Data Schedule (Electronic Filing Only)

(b)    Reports on Form 8-K

       Current Report on Form 8-K filed on March 21, 2000 reporting on forbearance agreement with existing lenders, Chapter 11 reorganization filing and Debtor-in-Possession financing agreement.

       Current Report on Form 8-K filed on March 13, 2000 reporting that previously announced financing agreement was not consummated after potential lender's due diligence.

       Current Report on Form 8-K filed on March 3, 2000 reporting that certain debt covenants had been amended.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Vantage Inc.
(Registrant)


/s/ R. Neil Stuart                            /s/ Donald T. Shipley
------------------------                      -----------------------------
R. Neil Stuart                                Donald T. Shipley
Executive Vice President,                     Vice President and
Chief Financial Officer                       Corporate Controller,
(Duly Authorized Officer)                     (Duly Authorized
                                              Chief Accounting Officer)

May 10, 2000